Form 10-Q
period 1997-06-30
CONCENTRIC NETWORK CORP
filed 1997-08-14
CIK 1007304

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

[_}   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ___________ TO ___________

                       COMMISSION FILE NUMBER: 000-22575

                         CONCENTRIC NETWORK CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                                         65-0257497
(STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NUMBER)

                       10590 NORTH TANTAU AVENUE
                      CUPERTINO, CALIFORNIA  95014
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                                (408) 342-2800
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.

                                YES  [_]    NO  [X]

     The number of issued and outstanding shares of the Registrant's Common Stock, $0.001 par value, as of June 30, 1997, was 7,720,264.

================================================================================

                         CONCENTRIC NETWORK CORPORATION

                          PART I-FINANCIAL INFORMATION

                                                                                         PAGE
                                                                                         ----
Item 1.  Financial Statements:

         Condensed Balance Sheets at June 30, 1997 and December 31, 1996.................  3

         Condensed Statements of Operations for the three and six month periods ended June 30, 1997 and 1996............................................  4

         Condensed Statements of Cash Flows for the six month periods ended
         June 30, 1997 and 1996..........................................................  5

         Notes to Unaudited Condensed Financial Statements...............................  6-10

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.......................................................  11-17

                           PART II-OTHER INFORMATION

Item 1.  Legal Proceedings...............................................................  18

Item 2.  Changes in Securities...........................................................  18

Item 3.  Defaults Upon Senior Securities.................................................  18

Item 4.  Submission of Matters to a Vote of Security Holders.............................  18

Item 5.  Other Information...............................................................  18

Item 6.  Exhibits and Reports on Form 8-K................................................  19-23

Signatures...............................................................................  24

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         CONCENTRIC NETWORK CORPORATION

                            CONDENSED BALANCE SHEETS
                                   UNAUDITED
                                 (IN THOUSANDS)

                                                                                         PRO FORMA
                                                                                        STOCKHOLDERS'
                                                                                           EQUITY
                                                          DECEMBER 31,      JUNE 30,    (DEFICIT) AT
                                                             1996            1997       JUNE 30, 1997
                                                          ------------   ------------   -------------
                        ASSETS
Current assets:
   Cash and cash equivalents...........................   $     17,657     $  3,464
   Accounts receivable, net............................          1,849        3,838
   Prepaid expenses....................................            950        4,024
   Other current assets................................            772        2,611
                                                          ------------    ---------
             Total current assets......................         21,228       13,937
Property and equipment, net............................         47,927       58,556
Other assets...........................................          1,567        3,874
                                                          ------------    ---------
Total assets...........................................   $     70,722    $  76,367
                                                          ============    =========

      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Accounts payable....................................       $ 16,723    $  20,927
   Accrued expenses....................................          2,877        6,789
   Current portion of capital lease obligations........         11,258       16,397
   Notes payable.......................................             --        5,000
   Deferred revenue....................................          1,238        1,449
                                                          ------------    ---------
             Total current liabilities.................         32,096       50,562
Capital lease obligations, net of current portion......         30,551       38,734

Commitments and contingencies
Class A common stock subject to rescission.............          5,150        1,400
Stockholders' equity (deficit):
   Preferred stock.....................................         95,215       99,604    $          ---
   Common stock........................................          1,850        8,443           108,047
Accumulated deficit....................................        (93,952)    (121,537)         (121,537)
Deferred compensation..................................           (188)        (839)             (839)
                                                          ------------    ---------    --------------
Total stockholders' equity (deficit)...................          2,925      (14,329)   $      (14,329)
                                                          ------------    ---------    ==============
Total liabilities and stockholders' equity (deficit)...   $     70,722    $  76,367
                                                          ============    =========

                            See accompanying notes.

                         CONCENTRIC NETWORK CORPORATION

                       CONDENSED STATEMENTS OF OPERATIONS
                                   UNAUDITED
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                     THREE MONTHS             SIX MONTHS
                                                     ENDED JUNE 30,          ENDED JUNE 30,
                                                  --------------------   ---------------------
                                                    1996        1997       1996          1997
                                                  ---------   --------   --------    ---------
Revenue........................................  $  2,489    $ 10,814    $  4,022    $  19,968
Costs and expenses:
   Cost of revenue.............................    11,782      14,913      19,038       30,657
   Development.................................       571       1,200         911        2,225
   Marketing and sales.........................     3,868       6,094       6,988       11,030
   General and administrative..................     1,036       1,127       1,772        2,187
                                                 --------    --------    --------    ---------
Total costs and expenses.......................    17,257      23,334      28,709       46,099
                                                 --------    --------    --------    ---------
Loss from operations...........................   (14,768)    (12,520)    (24,687)     (26,131)
Other income...................................         -      (1,395)          -       (1,395)
Net interest expense...........................       652       1,779       1,113        2,849
Net loss.......................................  $(15,420)   $(12,904)   $(25,800)   $ (27,585)
                                                 ========    ========    ========    =========
Net loss per share.............................  $  (7.55)   $  (5.84)   $ (12.64)   $  (12.96)
                                                 ========    ========    ========    =========
Shares used in computing net loss per share....     2,042       2,209       2,042        2,128
                                                 ========    ========    ========    =========


                            See accompanying notes.

                         CONCENTRIC NETWORK CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   UNAUDITED
                                 (IN THOUSANDS)

                                                                                      SIX MONTHS
                                                                                    ENDED JUNE 30,
                                                                                 --------------------
                                                                                   1996       1997
                                                                                 --------   ---------
Operating activities
Net loss........................................................................ $(25,800)   $(27,585)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization................................................    2,992       7,961
   Amortization of deferred interest and marketing and sales related to
       issuance of warrants.....................................................      130         593
   Amortization of deferred compensation........................................       --          45
Changes in current assets and liabilities:
   Prepaid expenses.............................................................     (139)     (3,074)
   Other current assets.........................................................       --      (1,100)
   Accounts receivable..........................................................     (483)     (1,989)
   Accounts payable.............................................................    2,389       3,496
   Accrued expenses.............................................................      646       3,912
   Deferred revenue.............................................................      625         211
                                                                                 --------    --------
   Net cash used in operating activities........................................  (19,640)    (17,530)

INVESTING ACTIVITIES
Additions of property and equipment.............................................     (963)     (4,494)
                                                                                 --------    --------
Net cash used in investing activities...........................................     (963)     (4,494)

FINANCING ACTIVITIES
Proceeds from notes payable.....................................................    5,000       5,000
Repayment of lease obligations..................................................   (1,843)     (2,775)
Proceeds from issuances of stock and warrants...................................      (41)      5,606
                                                                                 --------    --------
Net cash provided by (used in) financing activities.............................    3,116       7,831
                                                                                 --------    --------
Increase (decrease) in cash and cash equivalents................................  (17,489)    (14,193)
Cash and cash equivalents at beginning of period................................   19,054      17,657
                                                                                 --------    --------
Cash and cash equivalents at end of period...................................... $  1,565    $  3,464
                                                                                 ========    ========

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Series C Convertible Preferred Stock exchanged for notes payable, including..... $  3,010    $     --
   accrued interest
Capital lease obligations incurred.............................................. $  7,389    $ 14,097

Reduction of accounts payable through capital lease obligations incurred........ $     --    $  2,000

Issuance of warrants in connection with bridge financing........................ $     --    $    930

                            See accompanying notes.

                         CONCENTRIC NETWORK CORPORATION

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

    These unaudited condensed financial statements and the related footnote information have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company's management, the accompanying unaudited interim condensed financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. The results for the interim period ended June 30, 1997 are not necessarily indicative of results to be expected for the entire year ending December 31, 1997 or future operating periods.

2. NET LOSS PER SHARE (HISTORICAL) AND UNAUDITED PRO FORMA STOCKHOLDERS' EQUITY (DEFICIT)

    Net Loss Per Share (Historical)

    Except as noted below, net loss per share is computed using the weighted average number of shares of common stock outstanding excluding common stock subject to rescission. Common stock equivalent shares from convertible preferred stock and from stock options and warrants are not included as the effect is antidilutive. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent shares issued by the Company at prices below the initial public offering price during the twelve-month period prior to the August 1, 1997 initial public offering (see Note 9) have been included in the calculation as if they were outstanding for all periods presented (using the treasury stock method and the public offering price in calculating equivalent shares).

    Per share information calculated on the above noted basis is as follows (in thousands, except for per share amounts):

                                                       THREE MONTHS              SIX MONTHS
                                                       ENDED JUNE 30            ENDED JUNE 30
                                                   --------------------     -------------------
                                                     1996        1997        1996        1997
                                                   --------    --------     -------    --------
Net loss.........................................  $(15,420)   $(12,904)   $(25,800)   $(27,585)
                                                   ========    ========    ========    ========

Net loss per share...............................  $  (7.55)   $  (5.84)   $ (12.64)   $ (12.96)
                                                   ========    ========    ========    ========

Weighted average shares of common stock..........     1,389       1,396       1,389       1,396
 outstanding
Shares related to Staff Accounting Bulletins.....       653         813         653         732
                                                   --------    --------     -------    --------
Shares used in net loss per share calculation....     2,042       2,209       2,042       2,128
                                                   ========    ========    ========    ========


    Pro Forma Net Loss Per Share

    Pro forma net loss per share has been computed as described above and also gives effect, even if antidilutive, to common equivalent shares from convertible preferred stock that automatically converted upon the closing of the Company's initial

                         CONCENTRIC NETWORK CORPORATION
public offering (the "Public Offering") (using the if-converted method). Pro forma per share information calculated on the above basis is as follows (in thousands, except per share amounts):

                                                                   THREE MONTHS     SIX MONTHS
                                                                       ENDED          ENDED
                                                                   JUNE 30 1997    JUNE 30 1997
                                                                   ------------    ------------
Net loss........................................................   $    (12,904)   $    (27,585)
                                                                   ============    ============

Net loss per share..............................................   $      (1.67)   $      (3.64)
                                                                   ============    ============

Shares used in calculating historical net loss per share........          2,209           2,128
Adjustment to reflect the effect of the assumed conversion of
 convertible preferred stock from the date of issuance..........          5,535           5,455
                                                                   ------------    ------------
Shares used in net loss per share calculation...................          7,744           7,582
                                                                   ============    ============

    Unaudited Pro Forma Stockholders' Equity (Deficit)

    In August 1997, the Company consummated an initial public offering of its Common Stock. All of the convertible preferred stock outstanding as of the effective date of the offering converted into shares of common stock. The unaudited pro forma stockholders' equity (deficit) at June 30, 1997 reflects the actual stockholders' equity at such date, as adjusted to reflect the conversion of preferred stock as if such conversion had occurred at June 30, 1997.

    In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" (FAS 128), which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of FAS 128 on the calculation of primary and fully diluted earnings per share is not expected to be material.

3. STOCKHOLDERS' EQUITY

    In March 1997, the Company issued warrants to purchase an aggregate of 184,934 shares of Common Stock (after giving effect to the conversion of Preferred Stock into Common Stock in connection with the Company's initial public offering) for a net consideration of $1,108,000 in March 1997. These warrants will expire in March 2000 and are exercisable at $20.40 per share.

    On April 18, 1997, certain preferred stockholders holding warrants to purchase an aggregate number of 181,876 shares of Class A common stock and 66,688 shares of Series B convertible preferred stock at $11.00 per share, exercised such warrants at a discounted price of $6.60 per share in consideration of their early exercise. Additionally, certain preferred stockholders exercised warrants to purchase an aggregate number of 233,660 shares of Series D convertible preferred stock at a price of $12.24, discounted from the original price of $20.40. The Company received total consideration of approximately $4.5 million related to the exercise of these warrants.

                         CONCENTRIC NETWORK CORPORATION

4. INCOME TAXES

    The Company accounts for income taxes using the liability method in accordance with Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes" ("FAS 109"). No provision for income taxes is expected for 1997 as the Company expects to incur a net loss for the year and does not meet the criteria for recognizing an income tax benefit under the provisions of FAS 109.

5. COMMON STOCK SUBJECT TO RESCISSION

    Beginning in August 1993 and continuing through May 31, 1995, the Company sold convertible debentures aggregating $4,260,000 and issued common stock aggregating $890,000. Although at the time the Company believed the sale and conversion of debentures into common stock, if applicable, was exempt from provisions of the Securities Act of 1933 and applicable State Blue Sky Laws, it appears that the appropriate exemptions may not have been available. As a result, the Company will conduct a rescission offer (the "Rescission Offer") and purchasers of these securities will be entitled to a return of the consideration paid for their stock or debentures. As such, these shares have been classified as common stock subject to rescission in the accompanying financial statements. Additionally, options issued pursuant to the Company's 1995 Stock Incentive Plan to Employees and Consultants and non-plan options were issued in various states for which the Company may not have had an available exemption under state laws. Such options are potentially subject to rescission and the Company intends to include them in the rescission offer. As of June 30, 1997, there have been no claims asserted against the Company. As of June 30, 1997, a number of statutes of limitations under federal and state securities laws applicable to the shares which may have been issued without securities laws exemptions have lapsed. Pursuant to the Rescission Offer, the Company will offer to rescind the issuance of shares and options as to which the applicable statute of limitations has not run, but there can be no assurances that the Company will not otherwise be subject to additional liabilities with respect to such issuances. If the Rescission Offer were accepted in full, the Company would be required to pay approximately $1.4 million plus interest thereon totaling approximately $300,000 related to the issuance of the stock and an amount equal to approximately $940,000 with respect to options.

6. LITIGATION

    On April 22, 1997, a complaint was filed in the Los Angeles County, California Superior Court against the Company and other unnamed defendants by Sattel Communications LLC (Sattel). Sattel's complaint alleged that the Company was in breach of an agreement to pay for up to $4.3 million of DSS Switches from Sattel for use in the Company's network and also sought unspecified consequential and punitive damages. On July 11, 1997, the Company settled the complaint with Sattel in the amount of $4.4 million. The Company also agreed to purchase, at the election of Sattel, up to 25% of the Company's common stock held by Sattel on the day after the closing of the offering at the initial public offering price. During the three months ended June 30, 1997, the Company recorded $970,000 of other income relating to the reversal of reserves which had previously been established for such litigation.

    In late April and early May, 1997, three putative securities class action complaints were filed in the United States District Court, Central District by certain stockholders of Diana Corporation (Diana), the parent corporation of Sattel, alleging securities fraud related to plaintiffs' purchase of shares of Diana Common Stock in reliance upon allegedly misleading statements made by defendants, Diana, Sattel and certain of their respective affiliates, officers and directors. Concentric was named as a defendant in the complaint in connection with certain statements made by Diana and officers of Diana related to Concentric's purchase of network switching equipment from Diana's Sattel subsidiary. The complaints do not appear to allege that Concentric made any false or misleading statements. The plaintiffs seek unspecified compensatory damages. The Company is currently unable to estimate a range of possible losses associated with such lawsuits. While the ultimate outcome

                         CONCENTRIC NETWORK CORPORATION
of such litigation is uncertain, the Company believes it has meritorious defenses to the claims and intends to conduct a vigorous defense. An unfavorable outcome in this matter could have a material adverse effect on the Company's financial condition. In addition, even if the ultimate outcome is resolved in favor of the Company, the defense of such litigation could entail considerable cost and the diversion of efforts of management, either of which could have a material adverse effect on the Company's results of operations.

7. BRIDGE LOANS

    In June 1997, the Company borrowed $3 million from a third-party in the form of a 10% convertible secured promissory note (the Secured Note). The Secured Note automatically converted into 253,403 shares of Common Stock upon the closing of the initial public offering at a per share conversion price equal to the initial public offering price of $12.00. In connection with the Secured Note, the Company issued a warrant to purchase 63,351 shares of Common Stock at an exercise price of $6.00 per share. This warrant will expire five years from the date of grant.

    In June 1997, the Company borrowed $2 million from a stockholder in the form of a 10% unsecured promissory note (the Unsecured Note). The Unsecured Note was repaid in August 1997. In connection with the Unsecured Note, the Company issued a warrant to purchase 83,333 shares of Common Stock at an exercise price of $6.00 per share. This warrant will expire five years from the date of grant.

    The Company deemed the fair value of the warrants issued in connection with the Secured Note and the Unsecured Note, using the Black-Scholes method, to be approximately $930,000 of which approximately $191,000 was amortized as interest expense in the three months ended June 30, 1997. The remaining balance will be amortized to interest expense in the third quarter of 1997 as a result of the cancellation and conversion of the indebtedness in conjunction with the initial public offering.

8. COMMITMENT

    Effective in August 1997, the Company entered into a five-year service and equipment agreement under which a third-party will provide telecommunication services and equipment. The agreement provides for minimum payments as follows:
$1.2 million in 1998, $2.5 million in 1999, $7.0 million in 2000, $6.5 million in 2001 and $4.0 million in 2002. At the election of the third party, $2.0 million of the minimum payments may be paid by the issuance of Common Stock of the Company at the then-current fair market value.

9. SUBSEQUENT EVENTS

    On August 1, 1997, the Company effected its Public Offering of Common Stock. The Public Offering consisted of 4,300,000 shares of Common Stock issued to the public at $12.00 per share. Additionally, the underwriters have been granted an option to purchase up to an additional 645,000 shares of Common Stock at the Public Offering price of $12.00 per share. Concurrent with the closing of the Company's Public Offering, certain strategic investors purchased directly from the Company 1,499,236 shares of Common Stock having an aggregate purchase price of approximately $18,000,000 (including the cancellation of approximately $3,000,000 in indebtedness). Such shares are unregistered shares and were purchased at the Public Offering price of $12.00 per share. In connection with the direct purchase, the Company issued warrants to one of the strategic investors to purchase 291,667 shares of the Company's Common Stock at $6.00 per share. These warrants will expire five years from the date of grant.

                         CONCENTRIC NETWORK CORPORATION

    Effective July 30, 1997, the Company reincorporated under the laws of the state of Delaware, at which time a one for 15 reverse stock split took effect. Upon closing of the initial public offering, all outstanding shares of Series A, B, C, and D convertible preferred stock were converted into Common Stock. All share and per share data in these financial statements have been retroactively restated to reflect the reverse stock split.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion should be read in conjunction with the unaudited interim condensed financial statements and related notes thereto included in
Part 1- Item 1 of this Quarterly Report.

IMPORTANT NOTE ABOUT FORWARD LOOKING STATEMENTS

  This quarterly report on Form 10-Q contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Predictions of future events are inherently uncertain. Actual events could differ materially from those predicted in the forward looking statements due to a number of factors including but not limited to the risks set forth in the following discussion, and in particular, the risks discussed below under the caption "Additional Factors that Could Affect Operating Results."


OVERVIEW

  The Company was founded in 1991. From 1991 to mid-1993, the Company conducted development and network services planning activities and realized no revenues. Initially, the Company was focused on providing consumers with direct dial-up connectivity to bulletin board services. On-line gaming and entertainment services for consumers were commenced in July 1993 through the utilization of a third party network infrastructure. The Company commenced operation of its own network in late 1994. In May 1995, new management led by Henry R. Nothhaft redefined and broadened the Company's strategy to provide a range of Internet and tailored, value-added Internet Protocol-based network services to consumers and businesses.

  The Company's revenue prior to 1996 has been primarily generated from providing Internet access to consumers. The Company's current focus is on developing and deploying Virtual Private Networks and providing network access and Web hosting services for enterprise customers. Contracts with enterprise customers typically have a term ranging from one to three years. The Company expects enterprise-related revenue to represent an increasing portion of total revenue in future periods. The foregoing expectation is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors including the Company's operating results, the results and timing of the Company's launch of new products and services, governmental or regulatory changes, the ability of the Company to meet product and project demands, the success of the Company's marketing efforts, competition and acquisitions of complementary businesses, technologies or products.

  The Company has incurred net losses and experienced negative cash flow from operations since inception and expects to continue to operate at a net loss and experience negative cash flow at least through 1998, although the Company's ability to achieve profitability and positive cash flow from operations is dependent upon the Company's ability to substantially grow its revenue base and achieve other operating efficiencies. The Company experienced net losses of approximately $4.3 million, $22.0 million and $66.4 million for the years ended December 31, 1994, 1995 and 1996, respectively and $27.6 million for the six months ended June 30, 1997. There can be no assurance that the Company will be able to achieve or sustain revenue growth, profitability or positive cash flow on either a quarterly or an annual basis.

  Management believes that period-to-period comparisons of its financial results should not be relied upon as an indication of future performance. The Company may experience significant period-to-period fluctuations in operating results depending upon factors such as the success of the Company's efforts to expand and retain its subscriber and third party partnership base, changes in pricing and mix of services offered by the Company or its competitors, market acceptance of new or enhanced services offered by the Company and changes in, and the timing of, expenses relating to development and sales and marketing. Other factors that may contribute to variability of operating results include the timely deployment and implementation of expansion of the Concentric network and new network architectures, the Company's ability to obtain sufficient supplies of sole- or limited-source components, user demand for network and Internet access services and balancing of network usage over a 24-hour period. Additionally, the Company's expense levels are relatively fixed in the short term and are based, in part, upon the Company's estimates of growth of its business.

  The Company expects to focus in the near term on building and increasing its revenue base, which will require it to significantly increase its expenses for personnel, marketing, network infrastructure and the development of new services, and may adversely impact short term operating results. As a result, the Company believes that it will incur losses in the near term and there can be no assurance that the Company will be profitable in the future.

  Revenue. Revenue totaled approximately $10.8 million for the three months ended June 30, 1997, an $8.3 million increase over revenue of approximately $2.5 million for the three months ended June 30, 1996. This increased revenue reflects growth in revenue from the Company's broadened product offerings to its enterprise customers and through the Company's leveraged marketing arrangements with its strategic partners, as well as continued growth in revenue derived from Internet access customers. For the three months ended June 30, 1997, revenue from WebTV Networks, Inc. (''WNI'') accounted for 37.8% of the Company's revenue. No other customer accounted for more than 10% of the Company's revenue during the period. Revenue for the six months ended June 30, 1997 totaled approximately $20.0 million, an increase of $16.0 million over revenue of $4.0 million for the six month period ended June 30, 1996. WNI accounted for approximately 35.5% of total revenue for the six months ended June 30, 1997. The Company expects revenue from WNI to decrease as a percentage of revenue. The foregoing expectation is a forward looking statement that involves risks and uncertainties and the actual results could vary materially as a result of a number of factors. See "Additional Factors That Could Affect Operating
Results."

  Cost of Revenue. Cost of revenue consists primarily of personnel costs to maintain and operate the Company's network, access charges from local exchange carriers, backbone and Internet access costs, depreciation of network equipment and amortization of related assets. Cost of revenue for the three month period ended June 30, 1997 was approximately $14.9 million, an increase of $3.1 million from cost of revenue of $11.8 million in the second quarter of 1996. This increase is attributable to the overall growth in the size of the network. As a percentage of revenue, such costs declined to 137.9% of revenue in the three months ended June 30, 1997 from 473.3% of revenue in the year earlier period, due to increased network utilization associated with the Company's revenue growth and lower per port costs of the Company's SuperPOP network architecture deployed in the second half of 1996. Cost of revenue for the six months ended June 30, 1997 totaled approximately $30.7 million compared with $19.0 million for the six months ended June 30, 1996. As a percent of revenue for the same periods, these amounts represented 153.5% and 473.3%, respectively. The Company expects its cost of revenue to continue to increase in dollar amount, while declining as a percentage of revenue as the Company expands its customer base. The foregoing expectation is a forward looking statement that involves risks and uncertainties and the actual results could vary materially as a result of a number of factors. See "Additional Factors That Could Affect Operating
Results."

  Development. Development expense consists primarily of personnel and equipment related expenses associated with the development of products and services of the Company. Development expense was approximately $1.2 million and $571,000 for the three months ended June 30, 1997 and 1996, respectively. This higher level of development expense reflects an overall increase in personnel to develop new product offerings and to manage the overall growth in the network. Development expense as a percentage of revenue declined to 11.1% for the three months ended June 30, 1997 from 22.9% in the year earlier period as a result of the Company's increased revenue. Development expense for the six month periods ending June 30, 1997 and 1996 was approximately $2.2 million and $911,000, respectively. As a percent of revenue, development expense declined to 11.1% for the six months ended June 30, 1997 from 22.7% for the six months ended June 30, 1996. The Company expects its development spending to continue to increase in dollar amount, but to decline as a percentage of revenue. The foregoing expectation is a forward looking statement that involves risks and uncertainties and the actual results could vary materially as a result of a number of factors.

  Marketing and Sales. Marketing and sales expense consists primarily of personnel expenses, including salary and commissions, costs of marketing programs and the cost of 800 number circuits utilized by the Company for customer support functions. Marketing and sales expense was approximately $6.1 million and $3.9 million for the three months ended June

30, 1997 and 1996, respectively. The $2.2 million increase in 1997 reflects a substantial investment in the customer support, marketing and sales organizations necessary to support the Company's expanded customer base. This increase also reflects a growth in subscriber acquisition costs, related to both increased direct marketing efforts as well as commissions paid to distribution partners. Additionally, the increase reflects the ramp-up of marketing efforts related to the introduction of enterprise products and services. Marketing and sales expense as a percentage of revenue declined to 56.4% for the three months ended June 30, 1997 from 155.4% in the year earlier period as a result of the Company's increased revenue. For the six months ended June 30, 1997 and 1996, marketing and sales expense was approximately $11.0 million and $7.0 million, representing 55.2% and 173.7% of revenue, respectively. The Company expects marketing and sales expenditures to continue to increase in dollar amount, but to decline as a percentage of revenue. The foregoing expectation is a forward looking statement that involves risks and uncertainties and the actual results could vary materially as a result of a number of factors. See "Additional Factors That Could Affect Operating Results."

  General and Administrative. General and administrative expense consists primarily of personnel expense and professional fees. General and administrative expense was approximately $1.1 million and $1.0 million for the three months ended June 30, 1997 and 1996, respectively. For the six months ended June 30, 1997 and 1996, general and administrative expenses were approximately $2.2 million and $1.8 million, respectively. This higher level of expense reflects an increase in personnel and professional fees necessary to manage the financial, legal and administrative aspects of the business. General and administrative expense as a percentage of revenue declined to 10.4% for the three months ended June 30, 1997 from 41.6% in the year earlier period as a result of the Company's increased revenue. For the six months ended June 30, 1997, general and administrative expense declined to 11.0% from 44.1% for the six months ended June 30, 1996. The Company expects general and administrative expense to increase in dollar amount, reflecting its growth in operations and costs associated with being a publicly held entity, but to decline as a percentage of revenue. The foregoing expectation is a forward looking statement that involves risks and uncertainties and the actual results could vary materially as a result of a number of factors. See "Additional Factors That Could Affect Operating Results."

  Net Interest Expense. Net interest expense was approximately $1.8 million and $652,000 for the quarters ending June 30, 1997 and 1996, respectively. The increase is primarily due to an increase of $35.5 million in principal amount of capitalized lease obligations from June 30, 1996 to June 30, 1997. The three month period ended June 30, 1997 also includes a cost of financing charge of $191,000 associated with the value of warrants issued in connection with $5.0 million of bridge loans received in June 1997. Net interest expense for the six months ended June 30, 1997 and 1996 was $2.8 million and $1.1 million, respectively.

  Other income. During the three months ended June 30, 1997, upon settlement of the Sattel litigation, the Company recorded $970,000 of other income related to the reversal of previously established reserves.

  Net Loss. The Company's net loss declined to approximately $12.9 million for the quarter ended June 30, 1997 as compared to approximately $15.4 million for the same quarter of 1996. For the six months ended June 30, 1997 the net loss totaled $27.6 million as compared to $25.8 for the six months ended June 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

  To date, the Company has satisfied its cash requirements primarily through capitalized lease financings and the sale of capital stock. The Company's principal uses of cash are to fund working capital requirements and capital expenditures and to service its capital lease financing obligations. Net cash used in operating activities for the six months ended June 30, 1997 and 1996 was approximately $17.5 million and $19.6 million, respectively. Cash used in operating activities in both periods was primarily affected by the net losses, caused by increased costs relating to the expansion of the Company's network and organizational infrastructure.

  Net cash used in investing activities for the six months ended June 30, 1997 and 1996 was approximately $4.5 million and $963,000, respectively. Investing activities were comprised entirely of purchases of capital equipment to support the growing infrastructure.

  For the six months ended June 30, 1997 cash of approximately $7.8 million was generated from financing activities. Included in this amount was $5.0 million of debt financing received in June 1997, of which $2.0 million will be repaid and $3.0 million was converted into Common Stock, respectively, upon closing of the Company's initial public offering. The Company also received approximately $4.5 million from the exercise of warrants in April 1997 and another $1.1 million as consideration for warrants issued. The remainder of financing activities is comprised of $2.8 million used for repayment of capital lease obligations. For the six months ended June 30, 1996 cash of approximately $3.1 million was generated from financing activities, which reflects receipt of a $5.0 million bridge loan which was later converted into Series D Convertible Preferred Stock, and $1.8 million used for repayment of capital lease obligations.

  The net cash decrease for the six month periods ended June 30, 1997 and 1996 was $14.2 million and $17.5 million, respectively. At June 30, 1997, the Company had cash and cash equivalents of approximately $3.5 million and a working capital deficit of $36.6 million.

  For the six months ended June 30, 1997, the Company added approximately $14.1 million of network equipment through additional capital lease obligations under its network equipment financing arrangement, and reduced accounts payable by $2.0 million under a sale leaseback arrangement. The Company expects to make additional investments in capital equipment to expand and enhance its network, with approximately $5.0 million of anticipated purchases of capital equipment throughout the remainder of 1997. The foregoing expectation with respect to additional capital investments is a forward-looking statement that involves risks and uncertainties and the actual amount of capital investment could vary materially as a result of a number of factors.

  On August 1, 1997, the Company effected its initial public offering of Common Stock. The offering consisted of 4,300,000 shares of Common Stock issued to the public at $12.00 per share. Additionally, the underwriters hold an overallotment option to exercise up to an additional 645,000 shares at the initial public offering price of $12.00 per share. Concurrent with the closing of this offering, certain strategic investors purchased directly from the Company shares of Common Stock having an aggregate purchase price of approximately $18,000,000 (including the cancellation of approximately $3,000,000 in indebtedness). Such shares totaling 1,499,236 are unregistered shares and were purchased at the initial public offering price of $12.00.

  The Company expects to incur additional operating losses and will rely primarily on the net proceeds from the initial public offering and the Direct Placements, and financing availability under a network equipment lease agreement that currently has no maximum borrowing limit. The Company believes that such financing will be sufficient to meet its anticipated cash needs for working capital and for the acquisition of capital equipment at least for the next 12 months. However, there can be no assurance that the Company will not require additional financing within this time frame. The Company's forecast of the period of time through which its financial resources will be adequate to support its operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary. The Company may be required to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms attractive to the Company, or at all.

ADDITIONAL FACTORS THAT COULD AFFECT OPERATING RESULTS

  The following factors, together with other risk factors discussed in the "Overview" section of Management's Discussion and Analysis of Financial Condition and Results of Operations and other information contained elsewhere herein, should be considered carefully in evaluating the Company and its business.

  Limited Operating History; Continuing Operating Losses. The Company was incorporated in 1991, commenced network operations in 1994 and completed initial deployment of its current network architecture and use of an advanced ATM backbone network in late 1996. Accordingly, the Company has a limited operating history upon which an evaluation of the Company and its prospects can be based. In addition, a majority of the Company's senior management team have been working together at the Company for less than two years. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets. To address these risks, the Company must, among other things, respond to competitive developments, continue to attract, retain and motivate qualified persons, and continue to upgrade its technologies and commercialize its network services incorporating such technologies. There can be no assurance that the Company will be successful in addressing such risks and the failure to do so could have a material adverse effect on the Company's business, financial condition and results of operations.

  Customer Concentration. The Company currently derives a substantial portion of its total revenue from a single customer. For the three and six months ended June 30, 1997, revenue from WebTV Networks, Inc. ("WNI") represented approximately 37.8% and 35.5%, respectively, of the Company's revenue. The Company's current agreement to provide services to WNI expires on December 1, 1997. After such date, the agreement continues in effect until terminated by either party, which may occur at any time on or after September 30, 1997 upon one hundred twenty (120) days' notice. Although the Company currently is negotiating a new agreement with WNI, there can be no assurance such negotiations will be successfully concluded. While the Company expects revenue from WNI to decrease as a percentage of revenue in future periods, the Company believes that revenue derived from a limited number of current and future customers may continue to represent a significant portion of its revenue. As a result, the loss of one or more of the Company's major customers or a decline in revenue from such customers could have a material adverse effect on the Company's business, financial condition and results of operations.

  Management of Potential Growth and Expansion and Dependence upon Key Personnel. The growth and expansion of the Company's business and its service offerings have placed, and are expected to continue to place, a significant strain on the Company's management, operational and financial resources. The Company plans to continue to substantially expand its network in the future. There can be no assurance that the Company will be able to add services at the rate or according to the schedule presently planned by the Company.

  To manage its growth, the Company must, among other things, (i) continue to implement and improve its operational, financial and management information systems; (ii) hire and train additional qualified personnel; and (iii) continue to expand and upgrade its network infrastructure. As the Company strives to increase total network utilization and to optimize this utilization by targeting both business and consumer users to balance the network's usage throughout a 24-hour period, there will be additional demands on the Company's customer support, sales and marketing resources. Any failure of the Company to manage its growth effectively could have a material adverse effect on the Company's business, financial condition and results of operations.

  The Company's success will depend upon the continued service of members of its senior management team and technical, marketing and sales personnel. The Company does not have employment agreements with any of its employees, including the senior officers. The Company's success depends upon its ability to attract and retain additional highly qualified management, technical, sales and marketing and customer support personnel. The loss of the services of key personnel, or the inability to attract additional qualified personnel, could have a material adverse effect upon the Company's results of operations, development efforts and ability to complete the expansion of its network infrastructure. Any such event could have a material adverse effect on the Company's business, financial condition and results of operations

  Dependence upon New and Uncertain Markets. The markets for tailored, value-added network services for businesses and consumers offered by the Company, including Internet access, are in the early stages of development. Since these markets are relatively new and because current and future competitors are likely to introduce competing services or products, it is difficult to predict the rate at which the market will grow, if at all, or whether new or increased competition will result in market saturation. Certain critical issues concerning commercial use of tailored value-added services and Internet services, including security, reliability, ease and cost of access and quality of service, remain unresolved and may impact the growth of such services. If the markets for the services offered by the Company, including Internet access, fail to grow, grow more slowly than anticipated, or become saturated with competitors, the Company's business, financial condition and results of operations would be materially adversely affected.

  Dependence upon New and Enhanced Services. The Company has recently introduced new enterprise service offerings, including the introduction of value-added, IP-based communication services to enterprises. The failure of these services to gain market acceptance in a timely manner or at all could have a material adverse effect on the business, financial condition and results of operations of the Company. Introduction by the Company of new or enhanced services with reliability, quality or compatibility problems could significantly delay or hinder market acceptance of such services, which could adversely affect the Company's ability to attract new customers and subscribers. Any such event could have a material adverse effect on the Company's business, financial condition and results of operations. Additionally, if the Company is unable to achieve balanced network utilization over a 24-hour period, the Concentric network could become overburdened at certain periods during the day, which could adversely affect the quality of service provided by the Company. Conversely, due to the high fixed cost nature of Concentric's infrastructure, under-utilization of the Concentric network during certain periods of the day could adversely affect the Company's ability to provide cost-efficient services at other times. The failure of the Company to achieve balanced network utilization, because of either over- or under-utilization, could have a material adverse effect on the Company's business, financial condition and results of operations.

  Dependence upon Suppliers; Sole and Limited Sources of Supply. The Company relies on other companies to supply certain key components of its network infrastructure, including telecommunications services and networking equipment, which, in the quantities and quality demanded by the Company, are available only from sole or limited sources. The Company from time to time has experienced delays in receiving telecommunications services, and there can be no assurance that the Company will be able to obtain such services on the scale and within the time frames required by the Company at an affordable cost, or at all. Any failure to obtain such services on a timely basis at an affordable cost would have a material adverse effect on the Company's business, financial condition and results of operations. Additionally, the Company purchases network equipment pursuant to purchase orders placed from time to time, does not carry significant inventories of these components and has no guaranteed supply arrangements for such components. The Company's suppliers also sell products to the Company's competitors and may in the future themselves become competitors of the Company. There can be no assurance that the Company's suppliers will not enter into exclusive arrangements with the Company's competitors or stop selling their products or components to the Company at commercially reasonable prices or at all.

  Expansion of network infrastructures by the Company and others is placing, and will continue to place, a significant demand on the Company's suppliers, some of which have limited resources and production capacity. In addition, certain of the Company's suppliers, in turn, rely on sole or limited sources of supply of components included in their products. Failure of the Company's suppliers to adjust to meet such increasing demand may prevent them from continuing to supply components and products in the quantities and quality and at the times required by the Company, or at all. The Company's inability to obtain sufficient quantities of sole- or limited-source components or to develop alternative sources if required could result in delays and increased costs in expanding, and overburdening of, the Company's network infrastructure. Additionally, any failure of the Company's sole- or limited-source suppliers to provide products or components that comply with Internet standards or that interoperate with other products or components used by the Company in its network infrastructure would also have a material adverse effect on the Company's business, financial condition and results of operations.

  Dependence upon Network Infrastructure. The Company's success will depend upon the capacity, reliability and security of its network infrastructure. The Company must continue to expand and adapt its network infrastructure as the number of users and the amount of information they wish to transfer increase, and as customer requirements change. The expansion and adaptation of the Company's network infrastructure will require substantial financial, operational and management resources. There can be no assurance that the Company will be able to expand or adapt its network infrastructure to meet additional demand or its customers' changing requirements on a timely basis, at a commercially reasonable cost, or at all. In addition, if demand for usage of the Concentric network were to increase faster than projected or were to exceed the Company's current forecasts, the network could experience capacity constraints, which would adversely affect the performance of the system. Any failure of the Company to expand its network infrastructure on a timely basis or adapt it to either changing customer requirements or evolving industry standards, or capacity constraints experienced by the Concentric network for any reason, could have a material adverse effect on the Company's business, financial condition and results of operations.

  As the Company expands its network and usage grows, increased stress will be placed upon network hardware and traffic management systems. While the Company's network has been designed with redundant backbone circuits to allow traffic re-routing, there can be no assurance that the Company will not experience failures, occurrence of natural disasters or other problems relating to any link in the delivery chain or even catastrophic failure of the entire network. Any damage or failure that causes interruptions in the Company's operations could have a material adverse effect on the Company's business, financial condition and results of operations.

  Despite the implementation of network security measures, the core of the Company's network infrastructure is vulnerable to computer viruses, break-ins and similar disruptive problems caused by its customers or Internet users. Computer viruses, break-ins or other problems caused by third parties could lead to interruptions, delays or cessation in service to the Company's customers and subscribers. Furthermore, such inappropriate use of the network by third parties could also potentially jeopardize the security of confidential information stored in the computer systems of the Company and its customers, which may result in liability to the Company and also may deter potential subscribers. Although the Company intends to continue to implement industry-standard security measures, such measures occasionally have been circumvented in the past, and there can be no assurance that measures implemented by the Company will not be circumvented in the future. The costs and resources required to eliminate computer viruses and alleviate other security problems may result in interruptions, delays or cessation of service to the Company's customers that could have a material adverse effect on the Company's business, financial condition and results of operations.

  Competition. The market for tailored value-added network services is extremely competitive. There are no substantial barriers to entry, and the Company expects that competition will intensify in the future. Many of the Company's current and prospective competitors have greater market presence, engineering and marketing capabilities, and financial, technological and personnel resources than those available to the Company. As a result, they may be able to develop and expand their communications and network infrastructures more quickly, adapt more swiftly to new or emerging technologies and changes in customer requirements, take advantage of acquisition and other opportunities more readily, and devote greater resources to the marketing and sale of their products and services than can the Company. Increased price or other competition could result in erosion of the Company's market share and could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will have the financial resources, technical expertise or marketing and support capabilities to continue to compete successfully.

  Risks of Technological Change and Evolving Industry Standards. The markets for the Company's services are characterized by rapidly changing technology, evolving industry standards, changes in customer needs, emerging competition and frequent new product and service introductions. The Company's future success will depend, in part, on its ability to effectively use leading technologies; to continue to develop its technical expertise; to enhance its current networking services; to develop new services that meet changing customer needs; to advertise and market its services; and to influence and respond to emerging industry standards and other technological changes in a timely and cost-effective basis. There can be no assurance that the Company will be successful in effectively using new technologies, developing new services or enhancing its existing services on a timely basis, or that such new technologies or enhancements will achieve market acceptance.

                          PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     On April 22, 1997, a complaint was filed in the Los Angeles County, California Superior Court against the Company and other unnamed defendants by Sattel Communications LLC (Sattel). Sattel's complaint alleged that the Company was in breach of an agreement to pay for up to $4.3 million of DSS Switches from Sattel for use in the Company's network and also sought unspecified consequential and punitive damages. On July 11, 1997, the Company settled the complaint with Sattel in the amount of $4.4 million. The Company also agreed to purchase, at the election of Sattel, up to 25% of the Company's common stock held by Sattel on the day after the closing of the offering at the initial public offering price. During the three months ended June 30, 1997, the Company recorded $970,000 of other income relating to the reversal of reserves which had previously been established for such litigation.

     In late April and early May, 1997, three putative securities class action complaints were filed in the United States District Court, Central District by certain stockholders of Diana Corporation (Diana), the parent corporation of Sattel, alleging securities fraud related to plaintiffs' purchase of shares of Diana Common Stock in reliance upon allegedly misleading statements made by defendants, Diana, Sattel and certain of their respective affiliates, officers and directors. Concentric was named as a defendant in the complaint in connection with certain statements made by Diana and officers of Diana related to Concentric's purchase of network switching equipment from Diana's Sattel subsidiary. The complaints do not appear to allege that Concentric made any false or misleading statements. The plaintiffs seek unspecified compensatory damages. The Company is currently unable to estimate a range of possible losses associated with such lawsuits. While the ultimate outcome of such litigation is uncertain, the Company believes it has meritorious defenses to the claims and intends to conduct a vigorous defense. An unfavorable outcome in this matter could have a material adverse effect on the Company's financial condition. In addition, even if the ultimate outcome is resolved in favor of the Company, the defense of such litigation could entail considerable cost and the diversion of efforts of management, either of which could have a material adverse effect on the Company's results of operations.

ITEM 2.   CHANGES IN SECURITIES

     Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On June 30, 1997, at the annual stockholder's meeting, a quorum of stockholders of the Company approved the following proposals: (1) the re-election of the Board of Directors; (2) the amendment and restatement of the Company's Certificate of Incorporation; (3) the designation of a new Series E Preferred Stock to be designated solely in the event that the Company did not affect an initial public offering of Common Stock by August 31, 1997; (4) the reincorporation of the Company from the state of Florida into the state of Delaware; (5) adoption of the Company's Amended and Restated 1996 Stock Plan and the reservation of up to 1,100,000 shares of Common Stock for issuance thereunder; (6) adoption of the Company's 1997 Stock Plan and the reservation of 1,500,000 shares of Common Stock for issuance thereunder; (7) adoption of the Company's 1997 Employee Stock Purchase Plan and the reservation of 500,000 shares of Common Stock for issuance thereunder; (8) allowing the Company to exceed the 30% limit for outstanding options and warrants of the Company as set forth in Section 260.140.45 and related sections of the California Code of Regulations and allowing for a 36% limit instead; and (9) ratification of the appointment of Ernst & Young LLP to serve as the Company's independent auditors for the ensuing year.


Proposal 1.  Election of Directors:
--------
                   DIRECTOR                                                               FOR       AGAINST  ABSTAIN
-------------------------------------------------------------------------               ---------  --------- -------

Henry R. Nothhaft                                                                       2,278,689    145,890    666
Robert W. Doede                                                                         2,427,875      8,211    666
Randy A. Maslow                                                                         2,431,208      4,877    666
Terence M. O'Toole                                                                      2,386,026          0      0
Vinod Khosla                                                                            2,386,026          0      0
Franco Regis                                                                            2,746,529          0      0
Gary E. Rieschel                                                                        2,746,529          0      0
Louis P. Bender III                                                                     2,746,529          0      0

Proposal 2. Amendment and Restatement of the Company's Certificate of Incorporation:
----------
                                                                                          FOR       AGAINST  ABSTAIN
                                                                                        ---------  --------- -------
                                                                                        7,994,662     6,622    5,411


Proposal 3. Designation of a new Series E Preferred Stock to be designated solely in the event that the Company did not affect an
----------
initial public offering of Common Stock by August 31, 1997:
                                                                                          FOR       AGAINST  ABSTAIN
                                                                                        ---------  --------- -------
                                                                                        7,994,662      5,511   6,522


Proposal 4. Reincorporation of the Company from the state of Florida into the state of  Delaware:
----------
                                                                                          FOR       AGAINST  ABSTAIN
                                                                                        ---------  --------- -------
                                                                                        7,979,663      6,733  20,299

Proposal 5. Adoption of the Company's Amended and Restated 1996 Stock Plan and the reservation of up to 1,100,000 shares of
----------
Common Stock for issuance thereunder:
                                                                                          FOR       AGAINST  ABSTAIN
                                                                                        ---------  --------- -------
                                                                                        7,962,781     33,103  10,812

Proposal 6.  Adoption of the Company's 1997 Stock Plan and the reservation of 1,500,000 shares of Common Stock for issuance
----------
thereunder:
                                                                                          FOR       AGAINST  ABSTAIN
                                                                                        ---------  --------- -------
                                                                                        7,796,852    197,476  12,233

Proposal 7.  Adoption of the Company's 1997 Employee Stock Purchase Plan and the reservation of 500,000 shares of Common Stock
----------
for issuance thereunder:
                                                                                          FOR       AGAINST  ABSTAIN
                                                                                        ---------  --------- -------
                                                                                        7,966,882     63,880  12,368

Proposal 8.  Allowing the Company to exceed the 30% limit for outstanding options and warrants of the Company as set forth
----------
in Section 260.140.45 and related sections of the California Code of Regulations and allowing for a 36% limit instead:
                                                                                          FOR       AGAINST  ABSTAIN
                                                                                        ---------  --------- -------
                                                                                        7,928,991     63,880  13,826

Proposal 9.  Ratify the appointment of Ernst & Young LLP as the Company's certified public accountants:
----------
                                                                                          FOR       AGAINST  ABSTAIN
                                                                                        ---------  --------- -------
                                                                                         7,993,262     3,288  10,145


Note: The foregoing stockholder tally reflects the votes of the shareholders of the Company's predecessor corporation prior to the reincorporation of the Company into Delaware.


ITEM 5.   OTHER INFORMATION

     Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)      Exhibits

                         EXHIBIT NO.                         EXHIBIT TITLE
                     ---------------  ---------------------------------------------------------------
                               3.1*   Form of Amended and Restated Certificate of Incorporation of
                                      Registrant prior to completion of this offering.
                               3.2*   Form of Amended and Restated Certificate of Incorporation of
                                      Registrant to be effective upon completion of this offering.
                               3.3*   Amended and Restated Bylaws of Registrant prior to completion of this offering.
                               3.4*   Amended and Restated Bylaws of Registrant to be effective upon completion of this offering.
                               4.1*   Form of Registrant's Common Stock Certificate.
                              10.1*   Amended and Restated Registration Rights Agreement, as amended and restated as of August 21, 1996, by and among the Registrant,
                                      GS Capital Partners, L.P., Kleiner Perkins Caufield & Byers VII,
                                      Comdisco, Inc., Intuit, Inc., certain listed holders of Series C
                                      Convertible Preferred Stock, certain listed holders of Common
                                      Stock, certain listed holders of Series D Convertible Preferred
                                      Stock, and Racal-Datacom, Inc.
                              10.2*   Preferred Stock and Warrant Purchase Agreement, dated as of April
                                      20, 1995, by and among the Registrant, GS Capital Partners, L.P., and Kleiner Perkins Caufield & Byers VII and KPCB Information
                                      Sciences Zaibatsu Fund II, as amended.
                              10.3*   Form of Director and Officer Indemnification Agreement.
                              10.4*   1995 Stock Incentive Plan for Employees and Consultants, as
                                      amended February 21, 1996.
                              10.5*   Amended and Restated 1996 Stock Plan.
                              10.6*   1997 Stock Plan.
                              10.7*   1997 Employee Stock Purchase Plan.
                              10.8*   Termination of Services and Indemnification Agreement, dated as of February 15, 1996, by and between the Registrant and Marc
                                      Collins-Rector and Chad Shackley.
                              10.9*   Agreement, dated as of February 15, 1996, by and between the
                                      Registrant and Randy Maslow.
                              10.10*  Governance Agreement, dated May 15, 1997, by and among the
                                      Registrant, Marc Collins-Rector, Chad Shackley, GS Capital
                                      Partners, L.P., Kleiner Perkins Caufield & Byers VII, KPCB VII
                                      Founders Fund, KPCB Information Sciences Zaibatsu Fund II, and
                                      Intuit, Inc.

                         EXHIBIT NO.                         EXHIBIT TITLE
                     ---------------  ---------------------------------------------------------------
                            10.11+*   Employee Services and Staffing Agreement, dated November 1,
                                      1995, between the Registrant and Critical Technologies, Inc., as amended on September 30, 1996, and October 23, 1996, including
                                      Colocation Services Agreement, dated as of November 1, 1994, between the Registrant and Critical Technologies, Inc. and amendments thereto.
                            10.12+*   Internet-Sign Up Wizard Referral and Microsoft Internet Explorer
                                      License and Distribution Agreement, dated March 28, 1997,
                                      between the Registrant and Microsoft Corporation.
                            10.13+*   OEM License Agreement dated July 27, 1995, between the
                                      Registrant and Netscape Communications Corporation, as amended by First Amendment, dated January 2, 1996, Second Amendment, effective January 2, 1996, and Third Amendment, dated May 21,
                                      1996.
                            10.14+*   "Dial up Client" Agreement, dated August 21, 1995, between the
                                      Registrant and Netscape Communications Corporation.
                            10.15+*   "Internet Account Server" Participation Agreement, dated as of January 14, 1997, between the Registrant and Netscape
                                      Communications Corporation.
                            10.16+*   Special Customer Arrangement, dated May 17, 1996, between MCI
                                      Telecommunications Corporation and Sattel Communications LLC,
                                      as amended by First Amendment, dated July 2, 1996; assigned to
                                      Registrant by Assignment and Novation Agreement #2, dated as of
                                      August 7, 1996.
                            10.17+*   Master Agreement for MCI Enhanced Services, effective November
                                      1, 1996, between the Registrant and MCI Telecommunications
                                      Corporation.
                            10.18+*   Amended and Restated Employee Services and Staffing Agreement,
                                      dated June 19, 1997, between the Registrant and Critical
                                      Technologies, Inc., as amended on September 30, 1996, and
                                      October 23, 1996, including Colocation Services Agreement, dated as of November 1, 1994, between the Registrant and Critical
                                      Technologies, Inc. and amendments thereto.
                            10.19+*   Amendment No. 3 to Internet Access Services Agreement, dated
                                      August 23, 1996, between the Registrant and Intuit Inc.
                            10.20+*   Contract for Services, dated June 17, 1996, by and between the
                                      Registrant and MFS Telephone, Inc.
                            10.21+*   AT&T Contract Tariff Order, dated June 17, 1996, and Addendum of even date therewith.
                            10.22+*   Master Lease Agreement Number CONO1C Between Concentric
                                      Research Corporation and Racal-Datacom, Inc. ("Racal"), dated
                                      August 4, 1994, as Supplemented by Letter Agreement,  dated
                                      March 30, 1995, Between the Corporation and Racal.

                         EXHIBIT NO.                         EXHIBIT TITLE
                     ---------------  ---------------------------------------------------------------
                            10.23+*   Lease Agreement Number CON04C between Concentric Network
                                      Corporation and Racal-Datacom, Inc., dated June 26, 1996.
                            10.24+*   Master On-site Maintenance Plan Agreement Number CON02C
                                      Between Concentric Research Corporation and Racal-Datacom,
                                      Inc., dated August 24, 1994.
                            10.25*    Lease Agreement, dated November 1, 1996, effective March 11,
                                      1996, by and between the Registrant and Saginaw Video
                                      Associates, d.b.a. Saginaw Conference Center.
                            10.26*    Amended and Restated Lease Agreement, dated as of October 7,
                                      1996, between the Registrant and Larry Shackley.
                            10.27*    (Master) Lease, dated January 26, 1988, between Tandem
                                      Computers Incorporated and Spieker-French #130, Limited
                                      Partnership, as amended by Lease Amendment No. 1, effective
                                      February 5,  1990,  and Extension Agreement, dated March 23,
                                      1993.
                            10.28*    Sublease, dated June 22, 1995, between the Registrant and Tandem
                                      Computers Incorporated.
                            10.29*    Sublease, dated April 25, 1995, between Tandem Computers
                                      Incorporated and Passage Systems, Inc.
                            10.30*    Assignment Agreement, dated December 6, 1996, by and between the Registrant and Passage  Systems, Inc.
                            10.31+*   Internet Access Service Agreement, dated December 11, 1995, effective as of August 1, 1995, between the Registrant and Intuit,
                                      Inc., as amended.
                            10.32+*   Revised Virtual Private Network Services, dated February 1, 1997, between the Registrant and WebTV Networks, Inc.
                            10.33+*   Support Services Agreement, dated March 31, 1997, by and
                                      between the Registrant and MCI Telecommunications Corporation.
                            10.34*    Note and Warrant Purchase Agreement, dated June 19, 1997, by and between the Registrant and Williams Communications Group, Inc.
                                      ("WCG")
                            10.35*    Service Credits Letter Agreement, dated June 19, 1997, by and between the Registrant and WCG.
                            10.36*    $1,100,000 Obligation Letter Agreement, dated June 19, 1997, between the Registrant and WCG.
                            10.37*    Agency Agreement and Distribution Agreement, dated June 19,
                                      1997, between the Registrant and WCG.
                            10.38+*   Co-Marketing Service Agreement, dated June 23, 1997 between the
                                      Registrant and Netscape Communications, Inc. ("Netscape")

                         EXHIBIT NO.                         EXHIBIT TITLE
                     ---------------  ---------------------------------------------------------------
                            10.39+*   Trademark License Agreement, dated June 23, 1997, between the
                                      Registrant and Netscape.
                            10.40+*   Software License Order Form, dated June 23, 1997, between the
                                      Registrant and Netscape.
                            10.41*    Note and Warrant Purchase Agreement, dated June 23, 1997,
                                      between the Registrant, Kleiner Perkins, Caufield & Byers VII and
                                      KPCB Information Science Zaibatsu Fund VII
                            10.42     Common Stock and Warrant Purchase Agreement, dated July 25,
                                      1997, between the Registrant and WCG.
                            10.43     Common Stock Purchase Agreement, dated July 30, 1997, between the Registrant and Bay Networks, Inc.
                            10.44     Amended and Restated Common Stock Purchase Warrant, dated as of June 19, 1997, between the Registrant and WCG.
                            10.45     Agreement for Purchase and Sale of Services and Equipment,
                                      effective as of August 6, 1997, between the Registrant and WCG.
                            10.46     Agency Agreement, effective as of August 6, 1997, between the
                                      Registrant and WCG.
                            10.47     Reseller Agreement, effective as of August 6, 1997, between the
                                      Registrant and WCG.
                            10.48     License Purchase Agreement, effective as of August 6, 1997, between the Registrant and WCG.
                            11.1      Statement of computation of earnings per share.
                            27.1      Financial Data Schedule

     ----------------------------------------
     * Incorporated by reference to exhibits filed with the Company's Registration Statement on Form S-1 (File No. 333-27241), in the form declared effective on July 31, 1997.

     + Certain information in these exhibits has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. (S)(S) 200.80(b)(4),
          200.83 and 230.46.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 14, 1997                CONCENTRIC NETWORK CORPORATION


                                     By /s/ Henry R. Nothhaft
                                        ------------------------------
                                        Henry R. Nothhaft,
                                        President, Chief Executive
                                        Officer and Director



                                     By /s/ Michael F. Anthofer
                                        ------------------------------
                                        Michael F. Anthofer,
                                        Senior Vice President and
                                        Chief Financial Officer