Form 10-Q
period 1997-09-30
CONCENTRIC NETWORK CORP
filed 1997-11-14
CIK 1007304

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                      OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

                             YES   [X]   NO   [ ]

     The number of issued and outstanding shares of the Registrant's Common Stock, $0.001 par value, as of September 30, 1997, was 14,168,619.

================================================================================

                        CONCENTRIC NETWORK CORPORATION

                         PART I-FINANCIAL INFORMATION

                                                                            PAGE
                                                                            ----
Item 1.  Financial Statements:

         Condensed Balance Sheets at September 30, 1997 and
         December 31, 1996...............................................     3

         Condensed Statements of Operations for the three and
         nine month periods ended September 30, 1997 and 1996............     4

         Condensed Statements of Cash Flows for the nine month
         periods ended September 30, 1997 and 1996.......................     5

         Notes to Unaudited Condensed Financial Statements...............  6-10

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations....................................... 11-17

                           PART II-OTHER INFORMATION

Item 1.  Legal Proceedings...............................................    18

Item 2.  Changes in Securities...........................................    18

Item 3.  Defaults Upon Senior Securities.................................    18

Item 4.  Submission of Matters to a Vote of Security Holders.............    18

Item 5.  Other Information...............................................    18

Item 6.  Exhibits and Reports on Form 8-K................................ 19-23

Signatures...............................................................    24


PART I-FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                        CONCENTRIC NETWORK CORPORATION

                           CONDENSED BALANCE SHEETS
                                   UNAUDITED
                                (IN THOUSANDS)

                                                      SEPTEMBER 30,    DECEMBER 31,
                                                           1997           1996
                                                      -------------    ------------
                      ASSETS
Current assets:
 Cash and cash equivalents...........................     $ 39,638       $ 17,657
 Accounts receivable, net............................        4,395          1,849
 Prepaid expenses....................................        3,978            950
 Other current assets................................        1,935            772
                                                          --------       --------
    Total current assets.............................       49,946         21,228
Property and equipment, net..........................       56,296         47,927
Other assets.........................................        3,923          1,567
                                                          --------       --------
Total assets.........................................     $110,165       $ 70,722
                                                          ========       ========

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable....................................     $ 10,409       $ 16,723
 Accrued expenses....................................        4,581          2,877
 Current portion of capital lease obligations........       14,715         11,258
 Deferred revenue....................................        1,409          1,238
                                                          --------       --------
    Total current liabilities........................       31,114         32,096
Capital lease obligations, net of current portion....       36,629         30,551
Commitments and contingencies
Class A common stock subject to rescission...........        1,400          5,150
Stockholders' equity:
 Preferred stock.....................................           --         95,215
 Common stock........................................      178,139          1,850
Accumulated deficit..................................     (135,755)       (93,952)
Deferred compensation................................       (1,362)          (188)
                                                          --------       --------
Total stockholders' equity...........................       41,022          2,925
                                                          --------       --------
Total liabilities and stockholders' equity...........     $110,165       $ 70,722
                                                          ========       ========


                            See accompanying notes.

                        CONCENTRIC NETWORK CORPORATION

                      CONDENSED STATEMENTS OF OPERATIONS
                                   UNAUDITED
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                 THREE MONTHS ENDED    NINE MONTHS ENDED
                                                    SEPTEMBER 30,         SEPTEMBER 30,
                                                   1997      1996       1997       1996
                                                ---------  ---------  --------   ---------
Revenue........................................   11,824      4,193     31,792       8,215
Costs and expenses:
   Cost of revenue.............................   14,838     11,913     45,495      30,951
   Development.................................    1,313        692      3,538       1,603
   Marketing and sales.........................    6,459      4,045     17,489      11,033
   General and administrative..................    1,182        727      3,369       2,499
                                                --------   --------   --------    --------
Total costs and expenses.......................   23,792     17,377     69,891      46,086
                                                --------   --------   --------    --------
Loss from operations...........................  (11,968)   (13,184)   (38,099)    (37,871)
Other (income) expense.........................      162         --     (1,233)         --
Net interest expense...........................    2,088      1,289      4,937       2,402
                                                --------   --------   --------    --------
Net loss....................................... $(14,218)  $(14,473)  $(41,803)   $(40,273)
                                                ========   ========   ========    ========
Net loss per share:

Historical..................................... $  (1.46)  $    --    $    --     $     --
                                                ========   ========   ========    ========
Pro-forma...................................... $  (1.22)  $  (2.49)  $  (4.68)   $  (8.09)
                                                ========   ========   ========    ========
Shares used in computing net loss per share:

Historical.....................................    9,733         --         --          --
                                                ========   ========   ========    ========
Pro-forma......................................   11,651      5,820      8,939       4,980
                                                ========   ========   ========    ========


                            See accompanying notes.

                        CONCENTRIC NETWORK CORPORATION

                      CONDENSED STATEMENTS OF CASH FLOWS
                                   UNAUDITED
                                (IN THOUSANDS)

                                                                                NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                                -----------------
                                                                                 1997       1996
                                                                                -----------------
OPERATING ACTIVITIES
Net loss.....................................................................  $(41,803)  $(40,273)
Adjustments to reconcile net loss to net cash used in operating activities:
 Depreciation and amortization...............................................    12,389      5,084
 Amortization of deferred interest, cost of revenue and marketing and sales
  related to issuance of warrants............................................     1,534        640
 Amortization of deferred compensation.......................................       129         --
 Loss on disposal of equipment...............................................       162         --
Changes in current assets and liabilities:
 Accounts receivable.........................................................    (2,546)      (986)
 Other current assets........................................................    (1,100)        --
 Prepaid expenses............................................................    (3,028)      (143)
 Accounts payable............................................................    (7,022)     2,284
 Accrued expenses............................................................     1,745        770
 Deferred revenue............................................................       171        720
                                                                               --------   --------
 Net cash used in operating activities.......................................   (39,369)   (31,904)

INVESTING ACTIVITIES
Additions of property and equipment..........................................    (5,065)    (3,979)
Increase in refundable deposits..............................................        --       (210)
Proceeds from sale of property and equipment.................................        18         --
                                                                               --------   --------
Net cash used in investing activities........................................    (5,047)    (4,189)

FINANCING ACTIVITIES
Proceeds from notes payable..................................................     5,000      6,300
Repayment of notes payable...................................................    (2,000)    (1,300)
Repayment of lease obligations...............................................    (8,337)    (3,890)
Proceeds from issuances of stock and warrants................................    73,951     28,152
Repurchase of common stock...................................................    (2,217)        --
                                                                               --------   --------
Net cash provided by financing activities....................................    66,397     29,262
                                                                               --------   --------
Increase (decrease) in cash and cash equivalents.............................    21,981     (6,831)
Cash and cash equivalents at beginning of period.............................    17,657     19,054
                                                                               --------   --------
Cash and cash equivalents at end of period...................................  $ 39,638   $ 12,223
                                                                               ========   ========
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Stock exchanged for notes payable, including accrued interest................  $  3,041   $  8,081
Capital lease obligations incurred...........................................  $ 15,873   $ 18,912
Reduction of accounts payable through capital lease obligations incurred.....  $  2,000   $     --
Issuance of warrants.........................................................  $  1,245   $  2,372


                            See accompanying notes.

                        CONCENTRIC NETWORK CORPORATION

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

     These unaudited condensed financial statements and the related footnote information have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company's management, the accompanying unaudited interim condensed financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. The results for the interim period ended September 30, 1997 are not necessarily indicative of results to be expected for the entire year ending December 31, 1997 or future operating periods.

2.  NET LOSS PER SHARE, HISTORICAL AND PRO FORMA

     Historical Net Loss Per Share

     Except as noted below, net loss per share is computed using the weighted average number of shares of common stock outstanding, excluding common stock subject to rescission. Common stock equivalent shares from convertible preferred stock and from stock options and warrants are not included as the effect is antidilutive. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent shares issued by the Company at prices below the initial public offering price during the twelve-month period prior to the August 1, 1997 initial public offering (the "Public Offering") (see
Note 3) have been included in the calculation as if they were outstanding for all periods presented (using the treasury stock method and the public offering price in calculating equivalent shares).

     Pro Forma Net Loss Per Share

     Pro forma net loss per share has been computed as described above and also gives effect, even if antidilutive, to common equivalent shares from convertible preferred stock that automatically converted upon the closing of the Company's Public Offering (using the if-converted method).

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

3.  STOCKHOLDERS' EQUITY

     Effective July 30, 1997, the Company reincorporated under the laws of the state of Delaware, at which time a one for 15 reverse stock split took effect. Upon closing of the Public Offering, all outstanding shares of Series A, B, C, and D convertible preferred stock were converted into Common Stock. All share and per share data in these financial statements have been retroactively restated to reflect the reverse stock split.

     On August 1, 1997, the Company effected its Public Offering of Common Stock. The offering consisted of 4,300,000 shares of Common Stock issued to the public at $12.00 per share. Concurrent with the closing of the Public Offering, certain strategic investors purchased directly from the Company 1,499,236 shares of Common Stock having an aggregate purchase price of approximately $18 million (including the cancellation of approximately $3 million in indebtedness). Such shares are unregistered shares and were purchased at the Public Offering price of $12.00 per share.

                        CONCENTRIC NETWORK CORPORATION

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                  (CONTINUED)


In connection with the direct purchase, the Company issued warrants to one of the strategic investors to purchase 291,667 shares of the Company's Common Stock at $6.00 per share. The fair value of these warrants was accounted for as an issuance cost of the financing. The warrants expire five years from the date of grant. In September, the underwriters exercised an option to purchase an additional 645,000 shares of Common Stock at the Public Offering price of $12.00 per share to cover over-allotments in connection with the Public Offering.

     In March 1997, the Company issued warrants to purchase an aggregate of 184,934 shares of Common Stock for net consideration of $1,108,000. These warrants will expire in March 2000 and are exercisable at $20.40 per share.

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

5.  COMMON STOCK SUBJECT TO RESCISSION

     Beginning in August 1993 and continuing through May 31, 1995, the Company sold convertible debentures aggregating $4,260,000 and issued common stock aggregating $890,000. Although at the time the Company believed the sale and conversion of debentures into common stock, if applicable, was exempt from provisions of the Securities Act of 1933 and applicable State Blue Sky Laws, it appears that the appropriate exemptions may not have been available. As a result, on September 30, 1997, the Company made rescission offers (the "Rescission Offer") to certain purchasers of these securities who are entitled to a return of the consideration paid for their stock or debentures. As such, these shares have been classified as common stock subject to rescission in the accompanying financial statements. Additionally, options issued pursuant to the Company's 1995 Stock Incentive Plan to Employees and Consultants and non-plan options were issued in various states for which the Company may not have had an available exemption under state laws. Such options are potentially subject to rescission and the Company has included them in the Rescission Offer. As of September 30, 1997, a number of statutes of limitations under federal and state securities laws applicable to the shares which may have been issued without securities laws exemptions have lapsed. Pursuant to the Rescission Offer, the Company offered to rescind the issuance of shares and options as to which the applicable statute of limitations has not run. There can be no assurances that the Company will not otherwise be subject to additional liabilities with respect to such issuances. If the Rescission Offer is accepted in full, the Company would be required to pay approximately $1.4 million plus interest thereon totaling approximately $300,000 related to the issuance of the stock and approximately $940,000 with respect to options. To date, the Company has received elections to rescind stock plus accrued interest totaling approximately $673,000 and no elections to rescind options. The Rescission Offer expired on October 30, 1997 for federal statute purposes and varies at the state level, but in any event will expire no later than November 15, 1997.

                        CONCENTRIC NETWORK CORPORATION

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                  (CONTINUED)


6.  LITIGATION

     On April 22, 1997, a complaint was filed in the Los Angeles County, California Superior Court against the Company and other unnamed defendants by Sattel Communications LLC (Sattel). Sattel's complaint alleged that the Company was in breach of an agreement to pay for up to $4.3 million of DSS Switches from Sattel for use in the Company's network and also sought unspecified consequential and punitive damages. On July 11, 1997, the Company settled the complaint with Sattel in the amount of $4.4 million. The Company also agreed to purchase, at the election of Sattel, up to 25% of the Company's common stock held by Sattel on the day after the closing of the offering at the Public Offering price. In August, 1997 the Company made cash payments to Sattel totaling approximately $4.8 million, to satisfy its obligations pursuant to the settlement agreement and the repurchase of common stock.

     In late April and early May, 1997, three putative securities class action complaints were filed in the United States District Court, Central District by certain stockholders of Diana Corporation (Diana), the parent corporation of Sattel, alleging securities fraud related to plaintiffs' purchase of shares of Diana Common Stock in reliance upon allegedly misleading statements made by defendants, Diana, Sattel and certain of their respective affiliates, officers and directors. Concentric was named as a defendant in the complaint in connection with certain statements made by Diana and officers of Diana related to Concentric's purchase of network switching equipment from Diana's Sattel subsidiary. The Company has moved to dismiss the complaint against it. The motion is scheduled to be heard by the court on December 8, 1997. The plaintiffs seek unspecified compensatory damages. The Company is currently unable to estimate a range of possible losses associated with such lawsuits. While the ultimate outcome of such litigation is uncertain, the Company believes it has meritorious defenses to the claims and intends to conduct a vigorous defense. An unfavorable outcome in this matter could have a material adverse effect on the Company's financial condition. In addition, even if the ultimate outcome is resolved in favor of the Company, the defense of such litigation could entail considerable cost and the diversion of efforts of management, either of which could have a material adverse effect on the Company's results of operations.

7.  BRIDGE LOANS

     In June 1997, the Company borrowed $3 million from a third-party in the form of a 10% convertible secured promissory note (the Secured Note). The Secured Note automatically converted into 253,403 shares of Common Stock upon the closing of the Public Offering at a per share conversion price equal to the Public Offering price of $12.00. In connection with the Secured Note, the Company issued a warrant to purchase 63,351 shares of Common Stock at an exercise price of $6.00 per share. This warrant will expire five years from the date of grant.

     In June 1997, the Company borrowed $2 million from a stockholder in the form of a 10% unsecured promissory note (the Unsecured Note). The Unsecured Note was repaid in August 1997. In connection with the Unsecured Note, the Company issued a warrant to purchase 83,333 shares of Common Stock at an exercise price of $6.00 per share. This warrant will expire five years from the date of grant.

     The Company deemed the fair value of the warrants issued in connection with the Secured Note and the Unsecured Note, using the Black-Scholes method, to be approximately $930,000, of which $739,000 and $191,000 was amortized as interest expense in the three months ended September 30, 1997 and June 30, 1997, respectively.

8.  COMMITMENT

     Effective in August 1997, the Company entered into a five-year service and equipment agreement under which a third-party will provide telecommunication services and equipment. The agreement provides for minimum payments as follows:
$1.2 million in 1998, $2.5 million in 1999, $7.0 million in 2000, $6.5 million in 2001 and $4.0 million in 2002.

                        CONCENTRIC NETWORK CORPORATION

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                  (CONTINUED)


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

IMPORTANT NOTE ABOUT FORWARD LOOKING STATEMENTS

     This quarterly report on Form 10-Q contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Predictions of future events are inherently uncertain. Actual events could differ materially from those predicted in the forward looking statements due to a number of factors including but not limited to the risks set forth in the following discussion, and in particular, the risks discussed below under the caption "Additional Factors that Could Affect Operating Results." Readers are also encouraged to refer to the Company's Registration Statement on Form S-1 (File No. 333-27241) for a further discussion of the Company's business and the risks attendant thereto.


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

     The Company has incurred net losses and experienced negative cash flow from operations since inception and expects to continue to operate at a net loss and experience negative cash flow at least through 1998, although the Company's ability to achieve profitability and positive cash flow from operations is dependent upon the Company's ability to substantially grow its revenue base and achieve other operating efficiencies. The Company experienced net losses of approximately $4.3 million, $22.0 million and $66.4 million for the years ended December 31, 1994, 1995 and 1996, respectively and $41.8 million for the nine months ended September 30, 1997. There can be no assurance that the Company will be able to achieve or sustain revenue growth, profitability or positive cash flow on either a quarterly or an annual basis.

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

     The Company expects to focus in the near term on building and increasing its revenue base, which will require it to significantly increase its expenses for personnel, marketing, network infrastructure and the development of new services, and may adversely impact short term operating results. As a result, the Company believes that it will incur losses in the near term and there can be no assurance that the Company will be profitable on a quarterly basis in the future.

RESULTS OF OPERATIONS

     Revenue. Revenue totaled approximately $11.8 million for the three months ended September 30, 1997, a $7.6 million increase over revenue of approximately $4.2 million for the three months ended September 30, 1996. This increased revenue reflects growth in revenue from the Company's broadened product offerings to its enterprise customers and through the Company's leveraged marketing arrangements with its strategic partners, as well as continued growth in revenue derived from Internet access customers. For the three months ended September 30, 1997, revenue from WebTV Networks, Inc. ("WNI") accounted for 31.3% of the Company's revenue. Revenue for the nine months ended September 30, 1997 totaled approximately $31.8 million an increase of $23.6 million over revenue of $8.2 million for the nine month period ended September 30, 1996. WNI accounted for approximately 33.9% of total revenue for the nine months ended September 30, 1997. The Company expects revenue from WNI to decrease as a percentage of revenue. The foregoing expectation is a forward looking statement that involves risks and uncertainties and the actual results could vary materially as a result of a number of factors including those set forth below under the caption "Additional Factors That Could Affect Operating Results -- Customer Concentration."

     Cost of Revenue. Cost of revenue consists primarily of personnel costs to maintain and operate the Company's network, access charges from local exchange carriers, backbone and Internet access costs, depreciation of network equipment and amortization of related assets. Cost of revenue for the three month period ended September 30, 1997 was approximately $14.8 million, an increase of $2.9 million from cost of revenue of $11.9 million in the third quarter of 1996. This increase is attributable to the overall growth in the size of the network. As a percentage of revenue, such costs declined to 125.5% of revenue in the three months ended September 30, 1997 from 284.1% of revenue in the year earlier period, due to increased network utilization associated with the Company's revenue growth and lower per port costs of the Company's SuperPOP network architecture deployed in the second half of 1996. Cost of revenue for the nine months ended September 30, 1997 totaled approximately $45.5 million compared with $31.0 million for the nine months ended September 30, 1996. As a percentage of revenue, costs declined to 143.1% of revenue in the nine months ended September 30, 1997 from 376.8% of revenue in the year earlier period. The Company expects its cost of revenue to continue to increase in dollar amount, while declining as a percentage of revenue as the Company expands its customer base. The foregoing expectation is a forward looking statement that involves risks and uncertainties and the actual results could vary materially as a result of a number of factors, including those set forth below under the caption "Additional Factors That Could Affect Operating Results -- Limited Operating History; Continuing Operating Losses," "--Management of Potential Growth and Expansion and Dependence Upon Key Personnel" and "-- Dependence Upon New and Uncertain Markets."

     Development. Development expense consists primarily of personnel and equipment related expenses associated with the development of products and services of the Company. Development expense was approximately $1.3 million and $692,000 for the three months ended September 30, 1997 and 1996, respectively. This higher level of development expense reflects an overall increase in personnel to develop new product offerings and to manage the overall growth in the network. Development expense as a percentage of revenue declined to 11.1% for the three months ended September 30, 1997 from 16.5% in the year earlier period as a result of the Company's increased revenue. Development expense for the nine month periods ending September 30, 1997 and 1996 was approximately $3.5 million and $1.6 million, respectively. As a percent of revenue, development expense declined to 11.1% for the nine months ended September 30, 1997 from 19.5% for the nine months ended September 30, 1996. The Company expects its development spending to continue to increase in dollar amount, but to decline as a percentage of revenue. The foregoing expectation is a forward looking statement that involves risks and uncertainties and the actual results could vary materially as a result of a number of factors, including those set forth below under the caption "Additional Factors that Could Affect Operation Results-- Limited Operating History; Continuing Operating Losses" and "--Dependence Upon New and Enhanced Services."

     Marketing and Sales. Marketing and sales expense consists primarily of personnel expenses, including salary and commissions, costs of marketing programs and the cost of 800 number circuits utilized by the Company for customer support functions. Marketing and sales expense was approximately $6.4 million and $4.0 million for the three months ended September 30, 1997 and 1996, respectively. The $2.4 million increase in 1997 reflects a substantial investment in the customer support, marketing and sales organizations necessary to support the Company's expanded customer base. This increase also reflects a growth in subscriber acquisition costs, related to both increased direct marketing efforts as well as commissions paid to distribution partners. Additionally, the increase reflects the ramp-up of marketing efforts related to the introduction of enterprise products and services. Marketing and sales expense as a percentage of revenue declined to 54.6% for the three months ended September 30, 1997 from 96.5% in the year earlier period as a result of the Company's increased revenue. For the nine months ended September 30, 1997 and 1996, marketing and sales expense was approximately $17.5 million and $11.0 million, representing 55.0% and 134.3% of revenue, respectively. The Company expects marketing and sales expenditures to continue to increase in dollar amount, but to decline as a percentage of revenue. The foregoing expectation is a forward looking statement that involves risks and uncertainties and the actual results could vary materially as a result of a number of factors including those set forth under "Additional Factors that Could Affect Operating Results -- Dependence on New and Uncertain Markets," "-- Management of Potential Growth and Expansion and Dependence on Key Personnel."

     General and Administrative. General and administrative expense consists primarily of personnel expense and professional fees. General and administrative expense was approximately $1.2 million and $727,000 for the three months ended September 30, 1997 and 1996, respectively. For the nine months ended September 30, 1997 and 1996, general and administrative expenses were approximately $3.4 million and $2.5 million, respectively. This higher level of expense reflects an increase in personnel and professional fees necessary to manage the financial, legal and administrative aspects of the business. General and administrative expense as a percentage of revenue declined to 10.0% for the three months ended September 30, 1997 from 17.3% in the year earlier period as a result of the Company's increased revenue. For the nine months ended September 30, 1997, general and administrative expense declined to 10.6% from 30.4% for the nine months ended September 30, 1996. The Company expects general and administrative expense to increase in dollar amount, reflecting its growth in operations and costs associated with being a publicly held entity, but to decline as a percentage of revenue. The foregoing expectation is a forward looking statement that involves risks and uncertainties and the actual results could vary materially as a result of a number of factors including those set forth under "Additional Factors that Could Affect Operating Results -- Dependence on New and Uncertain Markets," "-- Management of Potential Growth and Expansion and Dependence on Key Personnel."

     Net Interest Expense. Net interest expense was approximately $2.1 million and $1.3 million for the quarters ending September 30, 1997 and 1996, respectively. The increase is primarily due to a cost of financing charge of $739,000 in the three months ended September 30, 1997 associated with the value of warrants issued in connection with $5.0 million of bridge loans received in June 1997. Additionally, the principal amount of capitalized lease obligations increased $22.3 million from September 30, 1996 to September 30, 1997. The three month period ended September 30, 1996 included approximately $330,000 associated with the value of warrants issued in connection with bridge loan financing. Net interest expense for the nine months ended September 30, 1997 and 1996 was $4.9 million and $2.4 million, respectively.

     Other (Income) Expense. During the nine months ended September 30, 1997, upon settlement of the Sattel litigation, the Company recorded $970,000 of other income related to the reversal of previously established reserves. Additionally, the Company recorded $425,000 of other income related to the re-negotiation of a third party services agreement.

     Net Loss. The Company's net loss declined to approximately $14.2 million for the quarter ended September 30, 1997 as compared to approximately $14.5 million for the same quarter of 1996. For the nine months ended September 30, 1997 the net loss totaled $41.8 million as compared to $40.3 million for the nine months ended September 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     To date, the Company has satisfied its cash requirements primarily through capitalized lease financings and the sale of capital stock. The Company's principal uses of cash are to fund working capital requirements and capital expenditures and to service its capital lease financing obligations. Net cash used in operating activities for the nine months ended September 30, 1997 and 1996 was approximately $39.4 million and $31.9 million, respectively. Included in the amount for the nine months ended September 1997 is $4.4 million of cash paid in settlement of a dispute with Sattel Communications, LLC. Cash used in operating activities in both periods was primarily affected by the net losses, caused by increased costs relating to the expansion of the Company's network and organizational infrastructure.

     Net cash used in investing activities for the nine months ended September 30, 1997 and 1996 was approximately $5.0 million and $4.2 million, respectively. Investing activities were comprised almost entirely of purchases of capital equipment to support the growing infrastructure.

     For the nine months ended September 30, 1997 net cash of approximately $66.4 million was generated from financing activities, of which $74.0 million, net of issuance costs, was derived from the issuance of stocks and warrants. On August 1, 1997, the Company effected its Public Offering of Common Stock. The offering consisted of 4,300,000 shares of Common Stock issued to the public at $12.00 per share. Concurrent with the closing of the Public Offering, certain strategic investors purchased directly from the Company 1,499,236 shares of Common Stock having an aggregate purchase price of approximately $18 million (including the cancellation of approximately $3 million in indebtedness) (the
"Direct Placements)."   In September the underwriters exercised an option to
purchase an additional 645,000 shares of Common Stock at the Public Offering price of $12.00 per share to cover over-allotments in connection with the Public Offering. Additionally, in April of 1997, the Company received proceeds of approximately $4.5 million from the exercise of warrants and another $1.1 million as consideration for warrants issued.

     The Company also received $5.0 million in debt financing in June 1997, of which $2.0 million was repaid and $3.0 million was converted into Common Stock, respectively, upon closing of the Company's Public Offering. Concurrent with the closing of the Public Offering, the Company repurchased $2.2 million of Common Stock from certain stockholders. The remainder of financing activities for the nine months ended September 30, 1997 is comprised of $8.3 million used for repayment of capital lease obligations. For the nine months ended September 30, 1996 cash of approximately $29.3 million was generated from financing activities. which reflects receipt of $28.2 million, net of issuance costs, for Series D Convertible Preferred Stock. Also reflected is a $5.0 million bridge loan which was later converted into Series D Convertible Preferred Stock. Repayment of capital lease obligations for the nine months ended September 30, 1996 was approximately $3.9 million.

     The net cash increase for the nine month period ended September 30, 1997 was $22.0 million as compared to a net cash decrease for the nine months ended September 30, 1996 of $6.8 million. At September 30, 1997, the Company had cash and cash equivalents of approximately $39.6 million and working capital of $18.8 million.

     For the nine months ended September 30, 1997, the Company added approximately $15.9 million of network equipment through additional capital lease obligations under its network equipment financing arrangement, and reduced accounts payable by $2.0 million under a sale leaseback arrangement. The Company expects to make additional investments in capital equipment to expand and enhance its network, with approximately $2.0 million of anticipated purchases of capital equipment throughout the remainder of 1997. The foregoing expectation with respect to additional capital investments is a forward-looking statement that involves risks and uncertainties and the actual amount of capital investment could vary materially as a result of a number of factors.

     The Company expects to incur additional operating losses and will rely primarily on the net proceeds from the Public Offering and the Direct Placements, and financing available under a network equipment lease agreement that currently has no maximum borrowing limit. The Company believes that such financing will be sufficient to meet its anticipated cash needs for working capital and for the acquisition of capital equipment at least for the next 12 months. However, there can be no assurance that the Company will not require additional financing within this time frame. The Company's forecast of the period of time through which its financial resources will be adequate to support its operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially as a result of number of factors, including those set forth below under the caption "Additional Factors That Could Affect Operating Results -- Future Capital Needs; Uncertainty of Additional Financing." The Company may be required to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms attractive to the Company, or at all.

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

     Customer Concentration. The Company currently derives a substantial portion of its total revenue from a single customer. For the three and nine months ended September 30, 1997, revenue from WebTV Networks, Inc. ("WNI") represented approximately 31.3% and 33.9%, respectively, of the Company's revenue. Effective November 1, 1997 the Company and WNI amended their network services agreement ("Amended Agreement"). The Amended Agreement provides for new pricing, terms and conditions effective November 1, 1997. The Amended Agreement further allows for a re-negotiation of pricing, terms and conditions to be completed by October 31, 1998, to be effective commencing January 1, 1999. In the event the parties cannot agree on such pricing, terms and conditions, the Amended Agreement can be terminated by either party anytime thereafter. Upon termination, a 12 month ramp-down period will begin. In the event the parties do agree on pricing, terms and conditions, the Amended Agreement will remain in effect until October 1, 1999, at which time either party may terminate the agreement upon one hundred twenty (120) days' notice. While the Company expects revenue from WNI to decrease as a percentage of revenue in future periods, the Company believes that revenue derived from a limited number of current and future customers may continue to represent a significant portion of its revenue. As a result, the loss of one or more of the Company's major customers or a decline in revenue from such customers could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     To manage its growth, the Company must, among other things: (i) continue to implement and improve its operational, financial and management information systems; (ii) hire and train additional qualified personnel; and (iii) continue to expand and upgrade its network infrastructure. As the Company strives to increase total network utilization and to optimize this utilization by targeting both business and consumer users to balance the network's usage throughout a 24-hour period, there will be additional demands on the Company's customer support, sales and marketing resources. Any failure of the Company to manage its growth effectively could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Risks Associated With Acquisitions. The Company may seek to acquire assets or businesses complementary to its operations, although no specific acquisitions are currently in negotiation. Any such future acquisitions would be accompanied by the risks commonly encountered in acquisitions of companies. Such risks include, among other things, the difficulty of assimilating the operations and personnel of the acquired companies, the additional financial resources that may need to be applied to fund the operations of the acquired entity, the potential disruption of the Company's business, the inability of the Company's management to maximize the financial and strategic position of the Company by the incorporation of acquired technology or business into the Company's service offerings, the difficulty of maintaining uniform standards, controls, procedures and policies, the potential loss of key employees of acquired companies, and the impairment of relationships with employees and customers as a result of changes in management. No assurance can be given that any acquisition by the Company will or will not occur, that if an acquisition does occur it will not materially and adversely affect the Company or that any such acquisition will be successful in enhancing the Company's business. If the Company proceeds with one or more significant acquisitions in which the consideration consists of cash, a substantial portion of the Company's available cash, including proceeds of this offering, could be used to consummate the acquisitions. If the Company were to consummate one or more acquisitions in which the consideration consisted of stock, stockholders of the Company could suffer significant dilution of their interests in the Company. Many business acquisitions must be accounted for as a purchase for financial reporting purposes. Most of the businesses that might become attractive acquisition candidates for the Company are likely to have significant goodwill and intangible assets, and acquisition of these businesses, if accounted for as a purchase, would typically result in substantial amortization of goodwill charges to the Company.

     Dependence upon New and Uncertain Markets. The markets for tailored, value-added network services for businesses and consumers offered by the Company, including Internet access, are in the early stages of development. Since these markets are relatively new and because current and future competitors are likely to introduce competing services or products, it is difficult to predict the rate at which the market will grow, if at all, or whether new or increased competition will result in market saturation. Certain critical issues concerning commercial use of tailored, value-added services and Internet services, including security, reliability, ease and cost of access and quality of service, remain unresolved and may impact the growth of such services. If the markets for the services offered by the Company, including Internet access, fail to grow, grow more slowly than anticipated, or become saturated with competitors, the Company's business, financial condition and results of operations would be materially adversely affected.

     Dependence upon New and Enhanced Services. The Company has recently introduced new enterprise service offerings, including the introduction of value-added, IP-based communication services to enterprises. The failure of these services to gain market acceptance in a timely manner or at all could have a material adverse effect on the business, financial condition and results of operations of the Company. Introduction by the Company of new or enhanced services with reliability, quality or compatibility problems could significantly delay or hinder market acceptance of such services, which could adversely affect the Company's ability to attract new customers and subscribers. Any such event could have a material adverse effect on the Company's business, financial condition and results of operations. Additionally, if the Company is unable to achieve balanced network utilization over a 24-hour period, the Concentric network could become overburdened at certain periods during the day, which could adversely affect the quality of service provided by the Company. Conversely, due to the high fixed cost nature of Concentric's infrastructure, under-utilization of the Concentric network during certain periods of the day could adversely affect the Company's ability to provide cost-efficient services at other times. The failure of the Company to achieve balanced network utilization, because of either over- or under-utilization could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Expansion of network infrastructures by the Company and others is placing, and will continue to place, a significant demand on the Company's suppliers, some of which have limited resources and production capacity. In addition, certain of the Company's suppliers, in turn, rely on sole or limited sources of supply of components included in their products. Failure of the Company's suppliers to adjust to meet such increasing demand may prevent them from continuing to supply components and products in the quantities and quality and at the times required by the Company, or at all. The Company's inability to obtain sufficient quantities of sole or limited source components or to develop alternative sources if required could result in delays and increased costs in expanding, and overburdening of, the Company's network infrastructure. Additionally, any failure of the Company's sole- or limited-source suppliers to provide products or components that comply with Internet standards or that interoperate with other products or components used by the Company in its network infrastructure would also have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Future Capital Needs; Uncertainty of Additional Financing. The Company currently anticipates that its available cash resources combined with the net proceeds of the offering and existing lease and credit facilities, and funds from operations will be sufficient to meet its anticipated working capital and capital expenditure requirements for the next 12 months. However, there can be no assurance that such resources will be sufficient for its anticipated working capital and capital expenditure requirements. The Company may need to raise additional funds through public or private debt or equity financings in order to take advantage of unanticipated opportunities, including more rapid international expansion or acquisitions of complementary businesses or technologies, or to develop new products or otherwise respond to unanticipated competitive pressures. The Company may also raise additional funds through public or private debt or equity financings if such financings become available on favorable terms. If additional funds are raised through the issuance of equity securities, the percentage ownership of then current stockholders of the Company may be reduced and such equity securities may have rights, preferences or privileges senior to those of the holders of the Company's Common Stock. If additional funds are raised through the issuance of debt securities, such securities would have certain rights, preferences and privileges senior to holders of Common Stock and the terms of such debt could impose restrictions on the operations of the Company. There can be no assurance that additional financing will be available on terms favorable to the Company, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of unanticipated opportunities, develop new products or otherwise respond to unanticipated competitive pressures. Such inability could have a material adverse effect on the Company's business, results of operations and financial condition. See "Use of Proceeds" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

                          PART II.  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

     On April 22, 1997, a complaint was filed in the Los Angeles County, California Superior Court against the Company and other unnamed defendants by Sattel Communications LLC (Sattel). Sattel's complaint alleged that the Company was in breach of an agreement to pay for up to $4.3 million of DSS Switches from Sattel for use in the Company's network and also sought unspecified consequential and punitive damages. On July 11, 1997, the Company settled the complaint with Sattel in the amount of $4.4 million. The Company also agreed to purchase, at the election of Sattel, up to 25% of the Company's common stock held by Sattel on the day after the closing of the offering at the initial public offering price. In August, 1997 the Company made cash payments to Sattel totaling approximately $4.8 million, to satisfy its obligations pursuant to the settlement agreement and the repurchase of common stock from Sattel.

     In late April and early May, 1997, three putative securities class action complaints were filed in the United States District Court, Central District by certain stockholders of Diana Corporation (Diana), the parent corporation of Sattel, alleging securities fraud related to plaintiffs' purchase of shares of Diana Common Stock in reliance upon allegedly misleading statements made by defendants, Diana, Sattel and certain of their respective affiliates, officers and directors. Concentric was named as a defendant in the complaint in connection with certain statements made by Diana and officers of Diana related to Concentric's purchase of network switching equipment from Diana's Sattel subsidiary. The Company has moved to dismiss the complaint against it. The motion is scheduled to be heard by the court on December 8, 1997. The plaintiffs seek unspecified compensatory damages. The Company is currently unable to estimate a range of possible losses associated with such lawsuits. While the ultimate outcome of such litigation is uncertain, the Company believes it has meritorious defenses to the claims and intends to conduct a vigorous defense. An unfavorable outcome in this matter could have a material adverse effect on the Company's financial condition. In addition, even if the ultimate outcome is resolved in favor of the Company, the defense of such litigation could entail considerable cost and the diversion of efforts of management, either of which could have a material adverse effect on the Company's results of operations.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     (c) On August 5, 1997, the Company issued 127,041 shares of Common Stock upon the exercise of a warrant to purchase Common Stock which was issued on December 11, 1995. The Company issued and sold the Common Stock to the warrant holder at an exercise price of $14.4375 per share pursuant to the net exercise provisions of the warrant. The shares of Common Stock issued pursuant to exercise of the warrant were issued in reliance on the exemption from registration under the Securities Act of 1933, as amended, (the "Act") in
Section 4(2) of the Act. The warrant and shares of Common Stock issued pursuant to exercise of the warrants are restricted securities.

     The Company granted options to purchase ______ shares of Common Stock on October 29, 1997 pursuant to the Company's 1997 Stock Option Plan, at an exercise price of $11.50 per share. The options granted by the Company were issued in reliance on Rule 701 of the Act. The options granted and shares of Common Stock acquired pursuant to exercise of options are registered securities.

     (d) The Company commenced the Public Offering on August 1, 1997 pursuant to a Registration Statement on Form S-1 (File No. 333-23241) which was declared effective by the Securities and Exchange Commission on July 31, 1997. The Company sold an aggregate of 4,945,000 shares of Common Stock in the Public Offering at an initial price to the public of $12.00 per share. The Public Offering has terminated and all shares have been sold. The managing underwriters of the Public Offering were UBS Securities LLC, Unterberg Harris and Wheat First Butcher Singer. Aggregate proceeds from the Public Offering were $59,340,000, which includes $7,740,000 in aggregate proceeds due to the exercise of the underwriters' option to purchase shares to cover over-allotments.

     The Company paid underwriters' discounts and commissions of $4,153,800 and other expenses of approximately $1,100,000 in connection with the Public Offering. The total expenses paid by the Company in the Public Offering were $5,253,800, and the net proceeds to the Company in the Public Offering were $54,086,200.

     From July 31, 1997, the effective date of the Registration Statement, to September 30, 1997, the ending date of the reporting period, the approximate amount of net offering proceeds used were $4.9 million for the purchase of equipment, network services and related operational expenses, $500,000 for capital expenditures associated with expanding the Company's network and data center operations, $8.8 million to pay certain capital lease obligations and expenses, $3.5 million to pay license fees to certain strategic partners, $2.0 million to repay promissory notes issued to certain stockholders of the Company, $4.8 million to settle the Sattel litigation and $2.2 million to repurchase common stock from certain stockholders of the Company.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

ITEM 5.   OTHER INFORMATION

          Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)    Exhibits.

           10.42+ Amendment to Virtual Private Network Services Agreement between the Company and WebTV Networks, Inc., dated November 1, 1997.

           11.1    Statement of computation of earnings per share.

           27.1    Financial Data Schedule.

          -----------------
          + Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. (S)(S) 200.80(b)(4), 200.83 and 230.46.


          (b)    Reports on Form 8-K.

                 No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                  SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: November 14, 1997                 CONCENTRIC NETWORK CORPORATION



                                        By /s/ Henry R. Nothhaft
                                          -----------------------------------
                                        Henry R. Nothhaft,
                                        President, Chief Executive
                                        Officer and Director



                                        By /s/ Michael F. Anthofer
                                          -----------------------------------
                                        Michael F. Anthofer,
                                        Senior Vice President and
                                        Chief Financial Officer