Form 10-K
period 1997-12-31
CONCENTRIC NETWORK CORP
filed 1998-03-05
CIK 1007304

                      SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1997

                        COMMISSION FILE NUMBER: 0-22575

                        CONCENTRIC NETWORK CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                 65-0257497
   (STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NO.)

 10590 N. TANTAU AVENUE, CUPERTINO, CA                    95014
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                (ZIP CODE)


      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (408) 342-2800

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

      TITLE OF EACH CLASS            NAME OF EACH EXCHANGE ON WHICH REGISTERED
      -------------------            -----------------------------------------
             None                                        None


          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                        COMMON STOCK, $0.001 PAR VALUE
                               (TITLE OF CLASS)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]    No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on February 23, 1998 as reported on the National Market of The Nasdaq Stock Market, was approximately $129,547,838. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of February 23, 1998, registrant had outstanding 14,171,847 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

  The Registrant has incorporated by reference into Part III of this Form 10-K portions of its Proxy Statement for Registrant's Annual Meeting of Stockholders to be held May 20, 1998.

  The Business section and other parts of this Report contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operation--Factors Affecting Operating Results" commencing on page 29.

                                    PART I

                               Item 1. Business

THE COMPANY

  Concentric provides tailored, value-added Internet Protocol ("IP") based network services for businesses and consumers. To provide these services, the Company utilizes its low/fixed latency, high-throughput network, employing its advanced network architecture and the Internet. Concentric's service offerings for enterprises include virtual private networks ("VPNs"), dedicated access facilities ("DAFs"), remote access services and Web hosting services. These services enable enterprises to take advantage of standard Internet tools such as browsers and high-performance servers for customized data communications within an enterprise and between an enterprise and its suppliers, partners and customers. These services combine the cost advantages, nationwide access and standard protocols of public networks with the customization, high performance, reliability and security of private networks. Among the current enterprise customers are Acer America Corporation, Inc., Intuit, Inc. ("Intuit"), Netscape Communications Corporation ("Netscape"), Microsoft Corporation ("Microsoft") and WebTV Networks, Inc., a subsidiary of Microsoft ("WebTV"). Concentric's service offerings for consumers and small office/home office customers include local Internet dial-up access and applications hosting services.

  The Concentric network employs an advanced, geographically dispersed ATM and frame relay backbone, SuperPOPs in 16 major metropolitan areas and 139 secondary and tertiary POPs in other cities, allowing dial-up network access in the U.S. and Canada. In addition, the Company can provide analog dial-up, frame relay, fractional T-1, T-1 and DS3 access to the network. The Concentric network is engineered and managed to provide superior quality of service, balancing several key performance criteria. The Company provides guaranteed levels of service for DAFs to enterprise customers, and targets performance benchmarks for connection success rates, latency levels and throughput for all of its service offerings.

  In addition to strong network performance capabilities, the Company believes that several factors distinguish its ability to provide value-added network services. These factors include: (i) excellent service quality; (ii) rapid development time and flexibility in meeting custom applications requirements;
(iii) responsive customer support and effective account management, available 24 hours per day, seven days per week through the Company's 163 customer service personnel; and (iv) the Company's technical expertise in devising cost-effective network solutions for customers.

  The Company was incorporated in Florida in 1991 under the name Engineered Video Concepts, Inc., changed its name to Concentric Research Corporation in 1992 and commenced network operations in 1994. In 1995, the Company changed its name to Concentric Network Corporation and reincorporated into Delaware in 1997. Unless the context otherwise requires, "Concentric" and the "Company" refer to Concentric Network Corporation. The address of the Company's principal executive offices is 10590 N. Tantau Avenue, Cupertino, CA 95014, and its telephone number at that address is (408) 342-2800.

INDUSTRY BACKGROUND

 Development of Private Networks

  Historically, the data communications services offered by public carriers had limited security features, were expensive and did not adequately ensure accurate and reliable transmission. As a result, many corporations established and maintained their own private wide-area networks ("WANs") to provide network-based services, such as transaction processing, to their customers and to coordinate operations between employees, suppliers and business partners. Such private WANs were frequently customized to specific applications, business practices and user communities. As a result, these private WANs had the capability of providing organizations and users with tailored performance and features, security, reliability and private-label branding.

  The demand for WANs has grown as a result of today's competitive business environment. Factors stimulating the higher demand include the need to provide broader and more responsive customer service, to operate faster and more effectively between operating units, suppliers and other business partners, and the need to take advantage of new business opportunities for network-based offerings in a timely fashion. In addition, as businesses become more global in nature, the ability to access business information across the enterprise has become a competitive necessity.

  Despite the attractive capabilities of private networks, limitations of many private WANs have impeded or reduced the effectiveness of their use. These networks, which traditionally have required the use of leased telephone lines with bandwidth dedicated solely to this purpose and the purchase of vendor-specific networking equipment, are inherently expensive to set up, operate and maintain. Private WANs often require the development and maintenance of proprietary software and lack cost-effective access. These aspects of developing, deploying and maintaining such private WANs have conflicted with the increased focus of many businesses on their core competencies, which has prompted the outsourcing of many noncore functions. The Company believes that many businesses have viewed as unacceptable the costs of maintaining a private WAN infrastructure and the risks of investing in new technologies in the absence of a single technological standard.

 Emergence of the Internet

  The emergence of the Internet and the widespread adoption of IP as a data transmission standard in the 1990s, combined with deregulation of the telecommunications industry and advances in telecommunications technology have significantly increased the attractiveness of providing data communication applications and services over public networks. At the same time, growth in client/server computing, multimedia personal computers and online computing services and the proliferation of networking technologies have resulted in a large and growing group of people who are accustomed to using networked computers for a variety of purposes, including e-mail, electronic file transfers, online computing and electronic financial transactions. These trends have led businesses increasingly to explore opportunities to provide IP-based applications and services within their organization, and to customers and business partners outside the enterprise.

 Need for IP-Based Private Networks

  The ubiquitous nature and relatively low cost of the Internet have resulted in its widespread usage for certain applications, most notably Web access and e-mail. However, usage of the Internet for mission-critical business applications has been impeded by the limited security and unreliable performance inherent in the structure and management of the Internet. Additionally, emerging applications such as IP-based voice and video applications, multiplayer gaming and certain multimedia applications require a network that has high performance characteristics, including low and/or fixed latency (response time) and high throughput, as well as the ability to customize features for specific user requirements. On the Internet, latency is frequently relatively high and variable, making it suboptimal for these emerging applications. Although private networks are capable of offering lower and more stable latency levels, providers of these emerging applications also desire a network that will offer their customers full access to the Internet. As a result, these businesses and applications providers require a network that combines the best features of the Internet, such as openness, ease of access and low cost made possible by the IP standard, with the advantages of a private network, such as high security, low/fixed latency and customized features.

  Industry analysts expect the market size for both value-added IP data networking services and Internet access to grow rapidly as businesses and consumers increase their use of the Internet, intranets and privately managed IP networks. The total market for these services is projected to grow from $1.2 billion in 1996 to approximately $22.7 billion in the year 2000, with approximately $10.4 billion in the enterprise market segment and $12.3 billion in the consumer market segment.

THE CONCENTRIC SOLUTION

  Concentric provides tailored, value-added IP-based network services for businesses and consumers. To provide these services, the Company employs a low/fixed latency, high-throughput network based on its advanced, geographically dispersed ATM and frame relay backbone and the Internet. Concentric allows enterprises to create virtual private networks providing tailored network access, content and services to enterprise-defined end users with higher reliability and more security than is available over the Internet. Concentric's VPN solutions also provide the ease of access and flexibility of public networks at a lower cost than private WANs without sacrificing reliability or security.

  The Concentric network employs an advanced, geographically dispersed ATM and frame relay backbone, SuperPOPs in 16 major metropolitan areas and 139 secondary and tertiary POPs in other cities, allowing dial-up network access in the U.S. and Canada. In addition, the Company can provide analog dial-up, frame relay, fractional T-1, T-1 and DS3 access to the network. The Concentric network is engineered and managed to provide superior quality of service, balancing several key performance criteria. The Company provides guaranteed levels of service for dedicated access facilities to enterprise customers, and targets performance benchmarks for connection success rates, latency levels and throughput for all of its service offerings.

  In addition to strong network performance capabilities, the Company believes that several factors distinguish its ability to provide value-added network services. These factors include: (i) excellent service quality; (ii) rapid development time and flexibility in meeting custom applications requirements;
(iii) responsive customer support and effective account management, available 24 hours per day, seven days per week through the Company's 163 customer service personnel; and (iv) the Company's technical expertise in devising cost-effective network solutions for customers.

BUSINESS STRATEGY

  The Company's objective is to become the leading supplier of value-added, IP-based network services worldwide. In order to achieve this goal, the Company is implementing a business strategy focused on the following key principles:

  Rapidly Provide Cost-Effective, Tailored Network Solutions. The Company intends to capitalize on its expertise in developing tailored VPNs to establish a leadership position in rapidly developing, deploying and maintaining a range of value-added network services to meet the specific needs of its customers. The Company utilizes a set of software and hardware technology modules as "building blocks" to offer a variety of tailored network services on an IP-based network architecture with minimal additional investment in engineering and rapid time to market for businesses and consumers. These building blocks include modules for client and system software, dedicated and remote network connectivity, tracking and billing, Web hosting, customer support and security.

  Optimize Network Utilization. Given the fixed cost nature of Concentric's network infrastructure, the Company strives to increase total network utilization and to optimize this utilization by targeting both daytime business and evening-intensive consumer users to balance the network's usage throughout a 24-hour period. Accordingly, while the Company's current strategic focus is on providing value-added IP-based communications services to enterprises, the Company intends to continue partnering with multichannel distributors to acquire and maintain a base of consumer subscribers who access the Concentric network predominantly during non-business hours.

  Acquire Complementary Assets or Businesses. The Company is actively seeking to identify and acquire assets, technologies or businesses complementary to the Company's value-added enterprise network service strategy. Such acquisition efforts are targeted at businesses that offer the potential to expand the Company's revenue base, increase the scalability of the Company's network infrastructure and value-added service offerings, as well as optimize the utilization of the Company's network.

  Employ Leveraged Marketing Through Strategic Partners. The Company actively seeks to form alliances with certain software developers and telecommunications service and equipment suppliers that have substantially greater marketing, distribution and sales resources than does the Company and that have a large installed customer base. These alliances facilitate the cost-effective acquisition of consumer and business customers and increase Concentric's network utilization. These marketing relationships are developed and enhanced through the bundling of Concentric's IP-based network services with the products and services offered by the strategic partners. These relationships may involve customized browsers, registration services and specialized pricing, commissions and billing programs. To date, Concentric has established such strategic relationships with a number of companies, including Acer America Corporation, Bay Networks, Inc., Intuit, Microsoft, Netscape, PictureTel Corporation, Racal Datacom, Inc. ("Racal"), TMI Telemedia International, Ltd. ("TMI") and WebTV. See "Sales and Marketing."

  Offer Next Generation Network Services. In addition to its core VPN service offerings, the Company is continuing to expand the value-added network services that it makes available to its customers. Towards this end, the Company has recently introduced video conferencing and is in early stage trials of IP-based telephony services that require the low/fixed latency characteristics afforded by the Concentric network.

  Deploy Network Services Internationally. The Company believes that its enterprise customers increasingly will require their network solutions providers to offer network services on a global basis. Pursuant to an agreement with TMI, entered into in August 1996, the Company is working to establish an international network based on Concentric's network technology and expertise and TMI's existing telecommunications infrastructure to deliver a range of compatible network services worldwide. TMI currently has a telecommunications network deployed in over 40 countries worldwide. Additionally, the Company entered into a roaming services agreement in June 1997 with NTT PC, a leading provider of IP services in Japan. The roaming services agreement allows Concentric customers to use the NTT PC network to access their internet accounts in Japan and allows members of the NTT PC network to access their internet accounts in the United States and Canada. Additionally, the Company acquired Web hosting facilities in Stockholm, Sweden, Tokyo, Japan and Hong Kong in February 1998. While the Company does not expect to generate significant revenue from deployment of international network services until at least 1999, the Company believes that the ability to deliver network solutions globally will be a key competitive factor in its industry. The foregoing expectation is a forward-looking statement that involves risks and uncertainties and the actual results could vary materially as a result of a number of factors including those set forth in "Factors Affecting Operating Results--Risks Associated with International Expansion."

SERVICES

  Concentric provides tailored, value-added IP-based network services for businesses and consumers. To provide these services, the Company employs a low/fixed latency high-throughput network based on an advanced, geographically dispersed ATM and frame relay backbone and the Internet.

 Enterprise Solutions

  For businesses, the Company has developed a set of enterprise services including VPNs, dedicated access facilities ("DAF"), digital subscriber line ("DSL") services and Web hosting services.

  Virtual Private Network Services. Concentric's custom VPN solutions enable its customers to deploy tailored, IP-based mission-critical business applications for internal enterprise, business-to-business and business-to-customer data communications on the Concentric network while also affording high-speed access to the Internet. Concentric offers its customers a secure network on which to communicate and access information between an organization's geographically dispersed locations; collaborate with external groups or individuals, including customers, suppliers, and other business partners and use the Web to access information on the Internet and communicate with other Web users.

  The Company's VPN solutions allow the enterprise customer to tailor the type of access, services and information that various users of the VPN are afforded according to the specific needs of the enterprise. Key benefits include rapid implementation time, lower operating and maintenance costs, minimal capital investment, higher quality of service overall and 24-hour network and customer support. For example, starting in October 1995 the Company created and now maintains the VPN used by Intuit customers using a customized version of the Netscape Navigator browser bundled with Quicken for Windows, Quickbooks, ProTax and TurboTax. The bundled software allows a Quicken customer to click on an icon that launches Netscape, and takes the user directly to Quicken Financial Network Website. On the Web page Quicken customers will find useful financial advice, information from Intuit's bank and financial institution partners, answers to commonly asked technical questions and tips on how to tap the full potential of Intuit's financial products.

  In addition to the custom VPNs that Concentric has developed and delivered, the following three distinct VPN products are now offered by the Company:

    Concentric CustomLink. Concentric CustomLink provides a complete, private labeled dial-up VPN service for customers. CustomLink includes dial-up network access, customized and customer-branded client software, and private labeled help desk services. The dial-up network access offerings include local access, toll-free 800 number access, and a unique connection service, PremierConnect, which provides important customers with connectivity to the VPN, even if local access numbers are busy. In addition, CustomLink permits the customer to segment their users, and apply various levels of services, such as Web access, e-mail, and file transfer protocol ("FTP") to each customer group. The services that access restrictions in the form of filters can also be applied to groups of customers.

    Enterprise VPN. The Company's Enterprise VPN service includes security hardware and software, high speed network access, network connectivity, customer premise routing equipment and customer support services. Installation support for the customer premise located routing and security equipment is also provided. Concentric can also optionally provide management services for firewall and packet encryption equipment if desired by the customer. The Enterprise VPN service is targeted at customers seeking to create a secure, outsourced WAN for intranet and extranet applications.

    Concentric RemoteLink. The Company's remote access service, marketed as Concentric RemoteLink, is targeted at businesses that have employees in remote locations. RemoteLink enables an enterprise's salespeople and other mobile employees, telecommuters and business partners to dial into an enterprise's corporate network resources and use them as if they were connected locally, thus increasing potential productivity and allowing for information to be available on a real-time basis across the enterprise. Concentric's RemoteLink is designed to be highly customizable and provides the ability to interface with existing company network infrastructure. RemoteLink offers customers the potential to significantly reduce the high costs of telecommunications charges and user support associated with building, deploying, and maintaining an internal remote access infrastructure.

  Concentric also performs around-the-clock monitoring of network performance and enables its customers to monitor their network as well through the Company's proprietary ConcentricView software. ConcentricView is a Web-based network management tool which allows a customer to monitor usage on a call-by-call basis and performance of that portion of the Concentric network bandwidth supporting the customer's applications.

  Dedicated Access Facilities. In January 1997, the Company began offering DAFs as a stand-alone product targeted at businesses that desire single or multipoint high-speed, dial-up and/or dedicated connections to distributed locations such as regional offices, warehouses, manufacturing facilities and/or to the Internet. DAF products are primarily targeted at providing intranet connectivity amongst distributed enterprise locations with the additional benefit of Internet access if desired by the customer. The Company provides a full range of connectivity options, allowing the customer to order the appropriate amount of bandwidth to meet its networking requirements. In addition, Concentric offers its DAF customers a guarantee on the quality of service and performance of these facilities. Furthermore, Concentric believes it is the only network service provider to bill customers based on average usage levels rather than peak usage levels.

  Concentric has six offerings in its dedicated access product line:
FullChannel T-1, FullChannel T-1 Protected, FlexChannel and LECFrame Relay, as well as FullChannel and FlexChannel offerings at DS3 (T-3) bandwidth options which support up to 45 Mbps.

  FullChannel T-1 and DS3 (T-3) pricing is based on a one time set-up fee and average utilization pricing. The customer's usage is measured at five-minute intervals throughout the month, and the average of all of those measurements is used to determine the customer's bill at the end of the month. The one time set-up fee for FullChannel T-1 service is $3,000 and and the monthly fee ranges from $1,095 to $2,695 depending on usage. The one time set-up fee for FullChannel T-3 service is $5,000 and and the monthly fee ranges from $6,000 to $40,500 depending on usage. FullChannel T-1 and T-3 pricing is the appropriate choice for those customers who have fluctuating and/or uncertain bandwidth consumption patterns.

  FullChannel T-1 Protected gives a customer a fixed price for a full 1.5 megabits of bandwidth. The one time set-up fee is $3,000 and the monthly fee is set at $2,095. This is an economical choice for those customers who recognize in advance that their bandwidth throughput requirements will equal T-1 levels.

  FlexChannel gives a customer the opportunity to purchase a fractional portion of a T-1 or T-3 for a fixed monthly fee. The set up fee is the same as for FullChannel pricing but the monthly fee ranges from $895 to $1,895 for FlexChannel T-1 service and from $6,000 to 25,500 for FlexChannel T-3 pricing. FlexChannel T-1 and T-3 pricing is the appropriate choice for the customers who know that their bandwidth requirements are going to be consistently less than a full T-1 or T-3.

  LECFrame Relay is based on various LECs' Frame Relay facilities. Although Concentric does not offer service level guarantees over LECFrame Relay, Concentric does guarantee the committed information rate. This offering gives a lower cost, lower performance network service for those customers for whom performance is less imperative. Concentric charges a one time set-up fee of $2,000 for LECFrame Relay services and monthly fees ranging from $395 to $1,095 depending on usage.

  Digital Subscriber Lines. In December 1997, Concentric began offering Internet and intranet connectivity using DSL technology. DSL and its variants are a new dedicated access technology being deployed by telephone companies that allows high speed digital service over regular telephone lines. The Company has formed relationships with PacBell and a number of Competitive Local Exchange Carriers ("CLECs") to expand its DSL service area. Concentric's DSL service offerings are currently available in Northern California through such CLEC relationships. The Company's DSL service offerings include a wide range of dedicated access speeds, from 144Kbps to 1.1Mbps symmetric DSL, as well as 1.5Mbps/384Kbps asymmetric DSL

  Concentric DSL services are targeted at the consumer, telecommuter, and small-to-medium sized business markets. The "dedicated access feature" of DSL services combined with its high speed and low flat rate pricing are designed to appeal to the large installed base of ISDN users. Pricing for the service is low relative to traditional dedicated access services, making it attractive to medium sized businesses, while at the same time broadening the market to reach small businesses who previously could not justify the expense of dedicated Internet service.

  Pricing is based on the bandwidth of the DSL circuit, and is a flat rate monthly fee ranging from $149 to $399 depending on the service speed. Concentric provides complete installation services including all the customer premise equipment necessary to provide the DSL service at fees ranging from $325 to $725.

  Web Hosting Services. The Company's Web hosting services were introduced in March 1997, and are targeted at businesses that are implementing high-performance intranet, Web, e-mail, gaming, chat or other types of services. Concentric offers a wide range of hosting solutions structured to meet the needs of small businesses to very large enterprises. The Company's high-end hosting capabilities were enhanced by the acquisition of five domestic data centers and three international hosting facilities in February 1998. By outsourcing its Web hosting requirements to Concentric, an enterprise can reduce costs while increasing reliability and performance of its servers.

  Web hosting consists of providing and/or managing the necessary equipment to allow companies to operate Web sites. The components of Web hosting are the server; a workstation or PC that runs the Website; the facility to host the server; high speed Internet access for hosted servers; server and power backup to ensure 24 hour functionality; and maintenance to ensure ongoing operation of the server. Concentric also bundles Web hosting software and network services to provide businesses with complete Internet presence solutions.

  In February 1998 Concentric announced the availability of ConcentricHost Server Solutions, a line of Web hosting services designed for companies who require outsourced maintenance, management, bandwidth and housing for their internet or extranet Web servers. Unlike colocation services that simply supply rack space and bandwidth, ConcentricHost Server Solutions provide high-performance Internet access from state-of-the-art data centers, skilled technicians and maintenance programs that monitor servers 24 hours a day, seven days a week and scalability to address the growing networking needs of businesses of all sizes.

  For reliable, high-performance flow of traffic between customer's Web servers and worldwide networks, Concentric has combined public peering and private peering arrangements to provide improved performance to users. Concentric Network currently operates data centers in Santa Clara, Cupertino, San Francisco and Los Angeles, California, Chicago, Illinois and Washington, D.C., along with hosting facilities in Stockholm, Sweden, Hong Kong and Tokyo, Japan. Each Concentric Network data center is connected via multiple DS3 (45Mbps) or OC3 (155Mbps) high-speed links to geographically dispersed points in its private ATM backbone. This network architecture provides diversity and redundancy to user's network systems while minimizing user cost. See "--The Concentric Network."

  In addition to state-of-the-art hosting facilities, Concentric provides industry-leading server management tools. ConcentricHost Server Solutions offer a suite of advanced server support and management services, called Remote Hands, to monitor performance of users business-critical applications. Specific Remote Hands features include: power cycling equipment; running diagnostic equipment; providing diagnostic displays; upgrading equipment; file system back-up; and upgrading drive capacity.

  ConcentricHost Server Solutions range in price from $550 to $4,400 a month, depending on required bandwidth and rack space. Remote Hands options range in price from basic services included at no cost with colocation service to more advanced services ranging in price from $195 to $250 an hour. A range of Remote Hands fixed-fee service packages, based on specific customer needs, are also available with pricing options starting at $1,250 a month.

  In February 1998, Concentric announced an extension of its ConcentricHost line of hosting products, adding four new service packages that offer small and mid-sized businesses flexible, tailored solutions to meet their Web hosting needs. ConcentricHost Internet Suite(TM) is a complete, easy-to-use service designed to cost effectively provide for all of the Internet needs of a business in one account. Packages range from $59.95 to $199.95 a month depending on the range of e-mail accounts, disk space and bandwidth provided to the customer. These packages also offer the user shared security and full domain names and are managed from a user-friendly Web interface. Other features include 24 hours a day, seven days a week customer support and built-in self-administration tools that allow the user to change options and analyze activity on-line in near real time. For instance, users can increase bandwidth allotments, create and delete e-mail accounts, and add Web space on-line. The administration system also notifies users via e-mail of potential resource consumption problems, such as being low on disk space or near the monthly allocation of Internet bandwidth, allowing modifications to be made on-demand.

  In addition to the new Internet Suite packages, two existing ConcentricHost products have received a name change to ConcentricHost Personal Web(TM). The basic service, formerly ConcentricHost Home Office, is $29.95 per month and includes five e-mail accounts, one dial-up account, 5 MB of disk space, 300 MB of bandwidth and a sub-domain name. The enhanced service offering for $39.95 a month, formerly named ConcentricHost Small Business, includes the same features as the basic package with five additional MB of disk space and the option for a full domain name. These services are targeted at individuals, families and the small office/home office segment.

  Netscape Virtual Office by Concentric. Pursuant to a Co-Marketing Services Agreement, a Trademark License Agreement and a Software License Agreement executed in June 1997 (the "Agreements"), the Company entered into a strategic business arrangement with Netscape to design, develop and operate Netscape Virtual Office by Concentric, to offer customers hosted private Intranet services that can be accessed from anywhere on the Internet. The service has been adapted from Concentric's ConcentricHost product and uses Netscape's SuiteSpot software features. These services are designed to give an individual or small business with an Internet connection the ability to establish a "Virtual Office" that is accessible through Netscape's Internet site. The Company launched the service in September 1997. The Agreements have an initial term of two years, which may be renewed for up to two additional one year terms. Pursuant to the Agreements, the service features hosting, both public and private, multiple e-mail accounts and Internet dial-up service. The Company has jointly designed the service with Netscape which has been developed and is hosted by the Company.

  Netscape Virtual Office by Concentric has been designed to give individual professionals, small business and project groups a private on-line presence that can be shared with co-workers or other specified users. This on-line service serves as a user's entry point to a wide variety of on-line information services, such as e-mail, internal and external Web sites, private discussion groups and project collaboration without the cost of extensive hardware, software and technical personnel. To take advantage of these services, the user only needs an Internet access and Netscape Communicator client software. In order to create "Virtual Office," the user signs up for the monthly service on the Netscape Internet site. The user initially specifies basic information, project parameters, a list of people who can access the Virtual Office, and credit card information for payment. Once all the information is specified, the user's Virtual Office is automatically configured.

 Consumer Services

  Concentric provides its individual and small office/home office ("SOHO") customers with a broad range of Internet access options and Web hosting, e-mail, chat, FTP, Gopher and online shareware services. Users can choose from local and long distance direct dial 800-number and telnet services. Concentric offers the Microsoft Internet Explorer or the Netscape Navigator, upon request, to its users when they sign up for dial-up or 800-number service.

                            INTERNET ACCESS PRICING

                            MONTHLY
             PLAN             FEE                   ADDITIONAL TIME
             ----           ------- ------------------------------------------------
   Starter Plan............ $ 7.95  $1.95/hr after 5 hours
   Standard Plan........... $19.95  No charges for additional time. Unlimited active access for one monthly fee.
   800-number Plan......... $10.00  $5/hr after 2 hours
   Inbound Internet Plan... $10.00  No charges for additional time. Unlimited active access for one monthly fee.

  The Company also offers consumers value-added services, including a collection of premium products targeted to vertical segments such as the family and SOHO market. This includes the upselling of discounted products and services in such areas as retail products, software, hardware and telephony services with such partners as Amazon.com, Inc., QuadraCom, LLC, TuneUp.com, Connected OnLine Backup and Classifieds 2000. Such arrangements not only provide an additional monthly revenue stream but also increase customer satisfaction and retention. Additional value-added products and services being reviewed by the Company for potential introduction include premium service, customer support, education research, virus protection, and faxing services.

CUSTOMERS

  The following is a representative list of the Company's customers during the last 12 months.

  Acer America Corporation           Microsoft Corporation
  Ameritech Services, Inc.           Netscape Communications Corporation
  AT&T Corporation                   On Command Corporation
  Bascom Global Internet             Oracle Corporation
  Services, Inc.                     OzeMail Interline Pty, Ltd.
  Bay Networks, Inc.                 NTT PC Communications, Inc.
  Bloomberg, L.P.                    Peapod L.P.
  Corel Corporation                  Philips Mobile Computing
  Connected Corporation              PictureTel Corporation
  Electronic Data Systems            PointCast, Inc.
  Corporation                        Rosemount Inc.
  Excite, Inc.                       SCP Communications
  Fiberlane Communications,          SMC Communications LLC
  Inc.                               Scopus Technology, Inc.
  Fishking Processors, Inc.          Sega of America, Incorporated
  First Data Corporation             Tachyon Technology Corporation
  Graybar Electric Company,          3Com, Inc.
  Inc.                               Toshiba America Information Systems
  Hewlett-Packard Company            USWeb Corporation
  Imagesoft Technologies, Inc.       WebTV Networks, Inc.
  Infogear Technology                WorldCom, Inc.
  Corporation                        You Bet! On-Line Entertainment
  Intuit, Inc.                       Ziff-Davis Publishing Co.
  Investools, Inc.
  Iomega Corporation
  Kleiner, Perkins Caufield, &
  Byers
  Lycos, Inc.
  Network Associates Inc.

  During the years ended December 31, 1996 and 1997, revenue from WebTV accounted for 10.1% and 33.4%, respectively, of the Company's revenue. See "Factors Affecting Operating Results--Customer Concentration."

  The Company aggressively pursues business alliances with a variety of companies. Through these partners, the Company seeks to expand its enterprise and consumer customer base and increase the 24 hour utilization of the Concentric network. The following is a summary of selected strategic relationships:

  Intuit. Intuit, a financial software and Web-based services company, is a market leader in personal and small business financial software. Intuit views its Websites as a key channel for communicating with its customers, and as a vehicle to provide personal finance, investment and tax related financial information. Concentric and Intuit partnered in October 1995 to launch integrated Internet access to the Quicken Financial Network and the Internet. The Internet access capability included both a virtual private network service designed to provide Intuit customers subsidized access to select Intuit Web sites and the ability to upgrade to full access to the Internet. Intuit has bundled tailored versions of the Netscape Navigator browser in its fiscal year 1996 and 1997 releases of Quicken, TurboTax, ProTax and Quickbooks. Concentric designed and implemented tailored registration and network access software to provide Intuit customers with seamless, subsidized access to select Intuit Web sites. Concentric provides an easy, Web-based upgrade process for customers desiring full Internet access and e-mail services. Customers are billed for network time through Concentric's billing systems. In addition, Concentric provides private-labeled customer service to Intuit customers with full network access on a twenty-four hour a day, seven day a week basis. Most recently, Intuit provided subsidized full access Internet accounts in the 1998 releases of Quicken, Quickbooks, TurboTax and ProTax, along with the option for customers to upgrade to other full Internet access plans. Intuit uses Concentric's high performance network to enable customers to send electronic tax filings and software product registration.

  WebTV Networks Inc. WebTV provides the world's first high-quality Internet solution for television. In the fall of 1996, WebTV's licensees, Sony Electronics, Inc. and Philips Electronics introduced a plug-and-play set-top box that enables Internet browsing from a television. As part of the WebTV service, Concentric and WebTV jointly designed and implemented a national virtual private dial-up network solution to connect WebTV Network(TM) users to the Internet, utilizing Concentric's network. The WebTV(TM) Internet terminal, combined with the virtual private network, allows anyone to browse the Internet from the comfort of their living room.

  PictureTel Corporation. PictureTel, a leading provider of video conferencing products, and Concentric have signed a joint development agreement which specifies both parties' intent to jointly develop products and services to enable PictureTel desktop and room video conferencing systems to communicate over the Concentric network. Both Concentric and PictureTel currently have trial systems installed and operating over the Concentric network. Preliminary results demonstrate that the low/fixed latency and high throughput of the Concentric network delivers superior quality for both desktop and room video conferencing over IP-routed networks.

  OnCommand Corp. OnCommand provides in-room TV services to guests at hotels worldwide. OnCommand replaced its low-speed private-line network with a Concentric Enterprise Virtual Private Network ("EVPN") that links its 12 regional offices with the San Jose, California headquarters. The EVPN allows OnCommand to provide faster service to hotels, enabling agents to have instant access to technical data, database information, contracts and customer inquiries.

THE CONCENTRIC NETWORK

  The Concentric network employs an advanced, geographically dispersed ATM and frame relay backbone, 16 SuperPOPs in many major metropolitan areas plus a total of 139 secondary and tertiary POPs in other cities, allowing local dial-up access to the network to users in the U.S. and Canada. In addition, the Company can provide analog dial-up, frame relay, fractional T-1, T-1 and DS3 access to the network. The Concentric network supports 28.8 Kbps (V.34) modems and Concentric currently plans to deploy 56 Kbps modem access in the first quarter of 1998. This planned deployment is a forward looking statement and is subject to a number of risks and uncertainties and the actual results could differ materially as a result of a number of factors including those set forth under the caption "Factors Affecting Operating Results--Dependence on New an Enhanced Services" and "--Dependence on Network Infrastructure."

  The Concentric network is managed via a centralized network control center in St. Louis, Missouri. Two data centers (located in Bay City, Michigan and Cupertino, California) house the servers that support logon/authentication, billing, e-mail, Internet access, Web services and other network services. In February 1998, the Company acquired InterNex Information Services, Inc. ("InterNex"), a provider of network services, colocation services and Web-hosting facilities to enterprise customers. With the acquisition of InterNex, the Company has expanded its Internet connectivity strategy to include not only private transit with MCI, Sprint and UUNet, but also private peering with other network providers as well as public peering with multiple smaller internet service providers. The Company's new hybrid private/public Internet connectivity strategy is designed to allow Concentric to offer superior Internet connectivity performance by avoiding congestion (packet loss) when connecting to certain network providers at many public peering points. In connection with the InterNex transaction, the Company acquired new data centers in Santa Clara, California, San Francisco, California, Los Angeles, California, Chicago, Illinois and Washington, D.C., and new hosting facilities in Stockholm, Sweden, Tokyo, Japan and Hong Kong. See "Factors Affecting Operating Results--Risks Associated With Acquisitions" and "--Dependence on Network Infrastructure."

  The Concentric SuperPOPs are designed to support both dial-up and dedicated access services within a broad geographic region. Typically, a SuperPOP will utilize one or more CLECs and LECs to aggregate dial traffic within a 50-200 mile radius of the SuperPOP and terminate it at the SuperPOP. This strategy allows Concentric to offer users local call coverage within the SuperPOP region without having to deploy individual POPs in each local calling area. All the calls are terminated at the modem equipment at the regional SuperPOP. This results in broader call coverage, lower costs due to the typically lower rates from CLECs and economies of scale from larger modem installations, lower maintenance costs, and easier capacity upgrades since equipment is located in a single location within a region.

  DAFs and DSLs from customer locations in a region are terminated in the SuperPOP as well. Typically, Fractional T-1, T-1, and T-3 circuits are terminated directly into SuperPOP router equipment (via CSU/DSUs) or via a channelized DS3 connected to a competitive access provider. Frame access is terminated via aggregated LEC Frame Access circuit(s). DSL is terminated via a multiplexed DS-3 connection to a LEC/CLEC metropolitan area DSL network. Both dial-up and dedicated traffic is then aggregated by the routers/switches in the SuperPOP and directed to the Concentric ATM backbone via one or more T-3 ATM links.

  Some applications, such as Web browsing and file transfer require high throughput, but can tolerate moderate and variable latency, while others, such as mission-critical business applications and voice and video conferencing, require low/fixed latency. Still others, such as transaction processing may require high levels of security and are indifferent to latency levels. Traditional static network access technologies and backbone architectures cannot cost-effectively manage these varied requirements in a single network. The Concentric network has been designed to solve this problem by incorporating software intelligence in both its access and backbone technologies to adapt the network's connection setup, security and data transfer properties to the nature of the user's application requirements on a call-by-call or service-by-service basis.

  The Concentric network also offers its customers the security, reliability and management features that companies require in their own private networks. Varying layers of security and encryption are supported and tailored to specific customer requirements. The network design includes a standard security layer and is compatible with most types of custom security applications. Further, security is provided at both the edge of the network and internally based on embedded firewall and encryption techniques. The Concentric network features colocation of network access and switching equipment in "hardened" facilities, direct connections to carrier facilities, a resilient ATM/frame relay backbone, dual data processing centers, and redundancy within data centers to substantially enhance its uptime performance.

  Network managers, customer service, and technical support staff require near real-time access to information about the performance and quality of their networks. In traditional private networks, this information is provided by network management, trouble reporting/tracking, and management information systems. Customers usually sacrifice a great deal of control and have access to less information when using a public network instead of a private network. It has been difficult for public network providers to provide their major customers with information regarding network performance that relates to that customer's usage without either compromising other customers' proprietary information or compromising the integrity of the network itself. Concentric has developed a set of non-intrusive software tools and reporting mechanisms, distributed to enterprise customers to allow a customer's network manager to monitor network performance and quality and to adequately support inquiries for help from their users. Web browsers and file transfer tools are used to provide access to much of this information. In some cases, custom integration of Concentric's network management and trouble tracking/reporting systems will be provided to customers.

RELATIONSHIP WITH WILLIAMS COMMUNICATIONS, INC.

  Concurrent with the closing of the Company's initial public offering of common stock in August 1997 (the "IPO"), the Company entered into a strategic relationship with Williams Communications Group, Inc., a subsidiary of the Williams Companies, Inc. (together, "Williams"). Williams provides a full range of enterprise network solutions, communications services and advanced applications to businesses, including equipment and services for data, voice and video; international satellite and fiber-optic transmission services; telemarketing services; and, multipoint video- and audio-conferencing. The relationship with Williams includes an equity investment in the Company by Williams of approximately $15.0 million which closed in August 1997, and the execution of a number of strategic business agreements. In exchange for the approximately $15.0 million investment by Williams, the Company issued and sold 1,249,236 shares of common stock to Williams at the initial per share price of $12.00 in the Company's IPO.

  As part of the strategic business relationship, Williams has made available, and the Company has agreed to purchase from Williams, a total of $21.2 million in telecommunications equipment and services through the five year period ending in 2002. At the election of Williams, $2.0 million of the minimum purchase commitment may be paid by the issuance of Common Stock by the Company at the then-current fair market value. Additionally, Williams and the Company have entered into a reseller agreement and an agency agreement through which Williams is able to sell the Company's products and services for an initial term of two years. The agreements with Williams provide that, in the event of a change of control of the Company, Williams will have a right to purchase a nonexclusive, perpetual license to use, distribute and modify all of the intellectual property of the Company, including any copyright, patent, license, trademark or trade secret which the Company has or obtains the right to transfer. Finally, the parties also agreed to amend and restate the Employee Services and Staffing Agreement between the Company and CTI, a wholly-owned subsidiary of Williams, and to amend the Co-location Services Agreement between the Company and CTI, to among other things, extend the terms of such agreements to December 31, 2000 and to forego a $1.1 million acquisition fee to be paid by CTI to the Company as a result of the acquisition of CTI by Williams in 1996. In exchange for the waiver of the acquisition fee, Williams agreed to issue $1.1 million in telecommunications services credits to the Company.

SALES AND MARKETING

  The Company focuses on marketing its services to two distinct market segments: enterprise and consumer. By attracting enterprise customers who use the network primarily during the daytime, and consumer customers who use the network primarily at night, the Company is able to more fully utilize its network infrastructure by having some customers online during the day and the others, using the same modem pools, online during the evening. The Company has developed a multi-tiered sales strategy consisting of leveraged third party distribution channels, inbound and outbound telesales, value-added resellers and direct sales. As of February 23, 1998, the Company employed 111 persons in sales and marketing.

  Leveraged Third Party Distribution. The Company has positioned itself as a key network services provider for companies that bundle network access in their products or services. For example, the Company's network service is bundled with Intuit's Quicken, TurboTax and Quickbooks products, Microsoft Office 97 and with WebTV and Sega Saturn Internet access devices. Additionally, the Company is one of the Internet services providers listed on the Netscape Navigator and Microsoft Internet Explorer browser registration servers.

  Telesales. The Company uses an inbound telesales group to answer calls from potential consumers/ subscribers and to sign up customers. Inbound telesales representatives also proactively upsell premium products and services. The Company also uses an outbound telesales group to sell DAFs and high-end hosting products to small and medium-sized businesses. Both the inbound and outbound telesales groups forward leads to the direct sales force when appropriate.

  Value-Added Resellers. The Company has also begun to establish sales channels through value-added resellers. These resellers are companies that sell equipment or other components for full-service network solutions to medium and large businesses. Value-added resellers such as Racal, which employs more than 500 direct sales, sales-support and network services people, are compensated for selling Concentric's enterprise service offerings in conjunction with their other products. These relationships enable the VARs to provide more comprehensive solutions to their customers while affording the Company the benefit of the VAR's large sales force without incurring the costs of maintaining a large sales force of its own.

  Direct Sales Force. For large and complex enterprise solutions and to acquire, support and retain distribution channel partners, the Company employs 22 direct sales people located in Cupertino and Orange County, California, Dallas, Texas, Washington, D.C., the New York metropolitan area, Atlanta, Georgia, Chicago, Illinois and Boston, Massachusetts to provide national direct sales coverage. The Company's direct sales force is supported by inside sales/account managers and systems engineers.

  Concentric markets its enterprise services to information service ("IS") professionals. In addition, the Company uses print advertising in targeted industry publications to build awareness and acquire leads for its VARs and its direct sales team.

  In the consumer market, the Company focuses on direct mail to targeted audiences; establishment of customer referral programs; and co-marketing such as packaging literature with MasterCard mailers and Intuit software. In addition, the Company has implemented on-line programs, such as a Website "home" where they can learn how to use the service, how to use the Internet, and how to find information quickly, designed to increase customer retention. The Company is also implementing programs to sell additional products and services to its consumer customers. Additionally, the Company is generating advertising revenue on its growing Website traffic in direct ad banner placements as well as in shared revenue relationships with content partners such as Excite, Inc., Lycos, Inc., and Classifieds 2000, Inc.

  The Company employs public relations personnel in-house and works with an outside public relations agency to provide broad coverage in network computer and vertical industry publications. The Company participates in industry trade shows based on the size and vertical makeup of the trade show audience. Shows attended in 1997 include E3 and NetWorld + InterOp. The Company also participates in trade shows with its strategic marketing partners to promote the sale of Concentric products and services.

CUSTOMER SUPPORT

  Concentric believes that a high level of customer support is critical to attracting and retaining its enterprise and consumer customers. The Company maintains a customer support call center at its Saginaw, Michigan facility. Concentric offers several levels of customer support all of which are available 24 hours per day, seven days per week. The basic level of customer support includes support for customers on installing and using their software, customer communications and customer training. Premier level service programs guarantee an exceptional performance standard, offer supplemental support training, and provide monthly reports on operations. Private label support gives businesses a premier level of support provided by their own customer service team who answer calls with that customer's company name. Customer support is provided by e-mail, telephone, Website and online chat. As of February 23, 1998, the Company employed 163 persons in customer support.

COMPETITION

  The market for tailored value-added network services is extremely competitive. There are no substantial barriers to entry, and the Company expects that competition will intensify in the future. The Company believes that its ability to compete successfully depends upon a number of factors, including market presence; the capacity, reliability, low latency and security of network infrastructure; technical expertise and functionality, performance and quality of services; customization; ease of access to and navigation of the Internet; the pricing policies of its competitors; the variety of services; the timing of introductions of new services by the Company and its competitors; customer support; the Company's ability to support industry standards; and industry and general economic trends.

  The Company's current and prospective competitors generally may be divided into the following five groups: (i) telecommunications companies, such as AT&T, Sprint, Inc., WorldCom, MCI, RBOCs and various cable companies; (ii) online services providers, such as America Online, CompuServe, Microsoft's MSN, and Prodigy; (iii) ISPs, such as BBN, which has been acquired by GTE, NETCOM, which is being acquired by ICG Communications, Inc., PSI Net, and other national and regional providers; (iv) nonprofit or education Internet connectivity providers; and (v) Web server farms such as Internet Direct and Exodus. Many of these competitors have greater market presence, engineering and marketing capabilities, and financial, technological and personnel resources than those available to the Company. As a result, they may be able to develop and expand their communications and network infrastructures more quickly, adapt more swiftly to new or emerging technologies and changes in customer requirements, take advantage of acquisition and other opportunities more readily, and devote greater resources to the marketing and sale of their products than can the Company. In addition, various organizations, including certain of those identified above, have entered into or are forming joint ventures or consortiums to provide services similar to those of the Company.

  The Company believes that new competitors, including large computer hardware, software, media and other technology and telecommunications companies will enter the value added network services markets, resulting in even greater competition for the Company. Certain of such telecommunications companies and online services providers are currently offering or have announced plans to offer Internet or online services or to expand their Internet access services. Certain companies, including America Online, BBN and PSI, have also obtained or expanded their Internet access products and services as a result of acquisitions. Such acquisitions may permit the Company's competitors to devote greater resources to the development and marketing of new competitive products and services and the marketing of existing competitive products and services. In addition, the ability of some of the Company's competitors to bundle other services and products with VPN and consumer network services could place the Company at a competitive disadvantage. Certain companies are also exploring the possibility of providing high-speed data services using alternative delivery methods such as over the cable television infrastructure, through direct broadcast satellite technology and by wireless cable.

  As a result of increased competition in the industry and vertical and horizontal integration in the industry, the Company could encounter significant pricing pressure, which in turn could result in significant reductions in the average selling price of the Company's services. For example, certain of the Company's competitors that are telecommunications companies may be able to provide customers with reduced communications costs in connection with their Internet access services or private network services, reducing the overall cost of their solutions and significantly increasing price pressures on the Company. There can be no assurance that the Company will be able to offset the effects of any such price reductions with an increase in the number of its customers, higher revenue from enhanced services, cost reductions or otherwise. In addition, the Company believes that the Internet access and online services businesses are likely to encounter consolidation in the near future, which could result in increased price and other competition in these industries and, potentially, the virtual private networks industry. Increased price or other competition could result in erosion of the Company's market share and could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will have the financial resources, technical expertise or marketing and support capabilities to continue to compete successfully. See "Factors Affecting Operating Results--Competition," "--Risks of Growth and Expansion," "--Future Capital Needs; Uncertainty of Additional Financing" and "Business--Competition."

GOVERNMENT REGULATION

  The Federal Communications Commission ("FCC") currently does not regulate value-added network software or computer equipment related services that transport data or voice messages over telecommunication facilities. The Company provides value-added IP-based network services, in part, through data transmissions over public telephone lines. These transmissions are governed by regulatory policies establishing charges and terms for wireline communications. Operators of these types of value-added networks that provide access to regulated transmission facilities only as part of a data services package are currently excluded from regulations that apply to "telecommunications carrier" and as such the Company is not currently subject to direct regulation by the FCC or any other governmental agency, other than regulations applicable to businesses generally. However, in the future the Company could become subject to regulation by the FCC or another regulatory agency as a provider of basic telecommunications services.

  Currently, the FCC is reviewing its regulatory positions and could seek to impose common carrier regulation on the network transport and communications facilities aspects of an enhanced or information service package. Further, the FCC could conclude that the Company's protocol conversions, computer processing, and interaction with customer-supplied information are insufficient to afford the Company the benefits of the enhanced or information service classification, and thereby may seek to regulate some segments of the Company's activities as basic telecommunications services. While state public utility commissions generally have declined to regulate enhanced or information services, some states have continued to regulate particular aspects of enhanced services in limited circumstances, such as where they are provided by LECs. Moreover, the public service commissions of certain states continue to review potential regulation of such services. There can be no assurance that regulatory authorities of states within which Concentric makes its Internet access, Intranet and VPN services available will not seek to regulate aspects of these activities as telecommunications services. Changes in the regulatory environment relating to the Internet connectivity market, including regulatory changes that directly or indirectly affect telecommunications costs or increase the likelihood or scope of competition from the RBOCs or other telecommunications companies, could affect the prices at which the Company may sell its services. The Company cannot predict the impact, if any, that future regulation or regulatory changes may have on its business and there can be no assurance that such future regulation or regulatory changes will not have a material adverse effect on the Company's business, results of operations and financial condition.

PROPRIETARY RIGHTS

  The Company's success and ability to compete is dependent in part upon its technology, although the Company believes that its success is more dependent upon its technical expertise than its proprietary rights. The Company principally relies upon a combination of copyright, trademark and trade secret laws and contractual restrictions to protect its proprietary technology. It may be possible for a third party to copy or otherwise obtain and use the Company's products or technology without authorization or to develop similar technology independently, and there can be no assurance that such measures have been, or will be, adequate to protect the Company's proprietary technology or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology. The Company operates a material portion of its business over the Internet, which is subject to a variety of risks. Such risks include but are not limited to the substantial uncertainties that exist regarding the system for assigning domain names and the status of private rules for resolution of disputes regarding rights to domain names. There can be no assurance that the Company will continue to be able to employ its current domain names in the future or that the loss of rights to one or more domain names will not have a material adverse effect on the Company's business and results of operations.

  Although the Company does not believe that it infringes the proprietary rights of any third parties, there can be no assurance that third parties will not assert such claims against the Company in the future or that such claims will not be successful. In addition, participants in the Company's industry also rely upon trade secret law. The Company could incur substantial costs and diversion of management resources with respect to the defense of any claims relating to proprietary rights which could have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, parties making such claims could secure a judgment awarding substantial damages, as well as injunctive or other equitable relief which could effectively block the Company's ability to license its products in the United States or abroad. Such a judgment would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company is obligated under certain agreements to indemnify the other party in connection with infringement by the Company of the proprietary rights of third parties. In the event a claim relating to proprietary technology or information is asserted against the Company, the Company may seek licenses to such intellectual property. There can be no assurance, however, that licenses could be obtained on commercially reasonable terms, if at all, or that the terms of any offered licenses will be acceptable to the Company. The failure to obtain the necessary licenses or other rights could have a material adverse effect on the Company's business, financial condition and results of operations.

EMPLOYEES

  As of February 23, 1998, Concentric had 387 employees and 75 independent contractors, including 111 persons in sales and marketing, 142 persons in network operations and development, 163 in customer support and 46 in finance and administrative functions. The Company believes that its future success will depend in part on its continued ability to attract, hire and retain qualified personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be able to identify, attract, and retain such personnel in the future. None of the Company's employees is represented by a labor union, and management believes its employee relations are good.

                EXECUTIVE OFFICERS AND DIRECTORS OF THE COMPANY

EXECUTIVE OFFICERS, DIRECTORS AND SENIOR MANAGEMENT

  The following table sets forth certain information as of February 23, 1998, with respect to the executive officers and directors of the Company, as well as certain members of its senior management.

             NAME           AGE                         POSITION
             ----           --- ---------------------------------------------------------
   Henry R. Nothhaft.......  53 Chairman, President, Chief Executive Officer and Director
   John K. Peters..........  50 Executive Vice President and General Manager, Network
                                Services Division
   Michael F. Anthofer.....  45 Senior Vice President and Chief Financial Officer
   Mark W. Fisher..........  37 Vice President of Corporate Marketing
   William C. Etheredge....  51 Senior Vice President of Sales
   Eileen A. Curtis........  49 Vice President of Customer Relations
   George D. Carr..........  53 Vice President of Field Sales
   James L. Isaacs.........  37 Vice President of Business Development
   Warren A. Smith.........  47 Vice President of Software Engineering
   Scott G. Eagle..........  39 Vice President of Consumer Marketing
   Donald C. Schutt........  52 Vice President of International Services
   Louis P. Bender,          50 Director
    III(1).................
   Vinod Khosla(2).........  43 Director
   Gordon Martin...........  37 Director
   Franco Regis(1).........  41 Director
   Gary E. Rieschel(2).....  41 Director

--------
(1) Member of the Audit Committee.
(2) Member of the Compensation Committee.

  Henry R. Nothhaft joined the Company as President and Chief Executive Officer in May 1995 and became a Director of the Company in August 1995 and Chairman in February 1998. From 1989 to August 1994, Mr. Nothhaft was President, Chief Executive Officer and a Director of David Systems, Inc. ("David Systems"), a networking company. From 1983 to 1989, Mr. Nothhaft held various positions with DSC Communications Corporation ("DSC"), including Senior Vice President of Marketing, President of the Digital Switch Corporation subsidiary, President of the Business Network Systems Group and a Corporate Director of DSC. From 1979 to 1983, Mr. Nothhaft was Vice President of Domestic Marketing and Vice President of Sales for GTE Telenet Communications Corporation (now Sprint). Mr. Nothhaft has an M.B.A. in Information Systems Technology from George Washington University and a B.S. degree from the U.S. Naval Academy.

  John K. Peters joined the Company in May 1995 as an independent consultant. Mr. Peters was named Executive Vice President and General Manager, Network Services Division of the Company in June 1995. From 1993 to August 1995, Mr. Peters served as President of Venture Development Consulting, a consulting firm specializing in new communications, information services and software businesses. From 1988 to 1993, Mr. Peters was Vice President and Chief Operating Officer of Pacific Bell Information Services, Inc. Prior to that, Mr. Peters spent three years as Vice President of Application Services for Telestream Corporation. In 1981, Mr. Peters co-founded Integrated Office Systems, Inc., a communications and information systems company. From 1976 to 1980, Mr. Peters was Vice President of Advanced Network Services for GTE Telenet Communications Corporation. Mr. Peters has an M.B.A. from Stanford Graduate School of Business and a B.S. degree in Statistics from Stanford University.

  Michael F. Anthofer joined the Company in January 1996 as Vice President and Chief Financial Officer and became a Senior Vice President in November 1996. From January 1991 to December 1995, Mr. Anthofer served as an Executive Vice President and Chief Financial Officer of Shared Resource Exchange, Inc., a privately held digital switching platform and PBX supplier. Prior to 1991, Mr. Anthofer held various executive positions, including Vice President, Corporate Business Planning, Vice President, Business Network Group and Vice President, Network Products Group, at DSC. Mr. Anthofer has an M.B.A. and a B.S. degree from the University of California, Berkeley.

  Mark W. Fisher joined the Company in June 1997 as Vice President of Corporate Marketing. From July 1996 to June 1997, Mr. Fisher was General Manager and Vice President, Marketing of Pacific Bell Internet Services, a wholly owned subsidiary of Pacific Bell. From June 1995 to August 1996, Mr. Fisher was Vice President, Marketing of Pacific Bell Internet Services. From 1989 to May 1995, Mr. Fisher held various data product marketing and data center operations positions at Pacific Bell. Mr. Fisher has an M.B.A. from the University of California at Berkeley and a B.S. in mechanical engineering from the U.S. Naval Academy.

  William C. Etheredge joined the Company in March 1997 as the Senior Vice President of Sales. From May 1991 to March 1997, Mr. Etheredge served first as Vice President of Sales and Marketing and then as Vice President of Sales for Meridian Data, Inc., a provider of networked CD-ROM database creation and retrieval software and network servers. From July 1990 to May 1991, he served as Vice President of Strategic Accounts for Maxtor Corporation. From June 1985 to June 1990, he served first as Vice President US Sales and Marketing and then Vice President Western Region for Memorex-Telex Corporation. Mr. Etheredge has an M.B.A. degree from Bowling Green University and a B.A. degree from Westminster College.

  Eileen A. Curtis joined the Company in November 1994 as an independent consultant. She became Customer Relations Manager in January 1995, Director of Customer Relations in September 1995 and Vice President, Customer Relations in November 1996. From August 1987 to July 1993, Ms. Curtis was employed by Cox Communications Saginaw, Inc. and served in various positions including Marketing and Public Relations Manager, Administrative Manager and Customer Service Manager. Ms. Curtis has a B.S. degree from Central Michigan University.

  George D. Carr joined the Company in June 1995 as an independent consultant. In September 1995 Mr. Carr became Vice President of Sales. From June 1993 to June 1995, Mr. Carr was Vice President of Sales and Marketing of David Systems/ChipCom. From June 1989 to June 1993, Mr. Carr was VP of Operations and International Sales of David Systems. From December 1983 to June 1989, Mr. Carr was VP of Operations and Service of David Systems. Mr. Carr has a B.A. degree from Loyola Marymount.

  James L. Isaacs joined the Company in October 1995 as the Director of Product Management. In March 1997, he became Vice President of Product Management and in November 1997 he was appointed Vice President of Business Development. From July 1988 to October 1995, Mr. Isaacs held various positions at Apple Computer, including Group Manager Product Marketing, Apple On Line Services Division and Business Development Manager of Apple On Line Services Division. Mr. Isaacs has an M.B.A. degree from the University of California, Berkeley and an A.B. degree from Stanford University.

  Warren A. Smith joined the Company in April 1996 as Vice President, Software Engineering. From October 1992 to April 1996, Mr. Smith was the Director of Engineering at NetManage, Inc., a software company. From July 1987 to July 1992, Mr. Smith was the Director of Distributed Computing Technology for Sun Microsystems, Inc. From March 1983 to July 1987, Mr. Smith was the Western Regional Manager of SEI Information Technology an engineering consulting firm. Mr. Smith has a B.S. degree from California State University, Sacramento.

  Scott G. Eagle joined the Company in March 1996 as Vice President of Consumer Marketing. From November 1993 to February 1996, Mr. Eagle was the Vice President, Strategic Marketing Development for MFS Intelenet, Inc., a start-up division of MFS Communications Company, Inc. From February 1989 to November 1993, Mr. Eagle was the Vice President of Marketing for the Woodbridge Group, a marketer of consumer package goods. Prior to February 1989, Mr. Eagle served in various marketing management positions with The Procter & Gamble Company. Mr. Eagle has a B.S. degree from the University of Pennsylvania, Wharton School of Business.

  Donald C. Schutt joined the Company in February 1994 as Vice President of Sales and Marketing and was appointed Chief Operations Officer later that year. Mr. Schutt was named Vice President and General Manager, Bay City Operations in August 1995. His title was changed to Vice President of Michigan Operations in March 1996 and to Vice President of International Services in November 1997. From 1964 to 1985, Mr. Schutt held various management positions with General Motors, after which Mr. Schutt served until 1989 as Vice President for Sales and Marketing for Gentex Corporation. From 1989 to 1993, Mr. Schutt was President and Chief Executive Officer of AMPM, Inc., a full-service advertising agency, and retains a 54 percent interest in such entity. Mr. Schutt has a B.S. degree in Marketing from Ferris University.

  Louis P. Bender, III has been a Director of the Company since June, 1997. Since November 1996 he has been President, Americas Region of Racal Data Group. Prior to such time, Mr. Bender served as Vice President, Business Development at Bull Electronics, a business unit of Group Bull in Angers, France. Prior to Bull Electronics, Mr. Bender held the position of Vice President, Worldwide Sales at AVEX Electronics. Mr. Bender has bachelor's degrees in Electrical Engineering and Business Administration from the State University of New York and Monroe College, respectively.

  Vinod Khosla has been a Director of the Company since April 1995. Mr. Khosla has been a General Partner with the venture capital firm of Kleiner Perkins Caufield & Byers from February 1986 to the present. Mr. Khosla was a co-founder of Daisy Systems and the founding Chief Executive Officer of Sun Microsystems, Inc. Mr. Khosla also serves on the boards of Excite, Inc. and Spectrum Holobyte. He has a B.S.E. from the Indian Institute of Technology in New Delhi, an M.S.E. from Carnegie Mellon University, and an M.B.A. from the Stanford Graduate School of Business.

  Gordon Martin has been a director of the Company since October 1997. Mr. Martin is vice president of strategic marketing for Williams Communications Group, Inc., a subsidiary of the Williams Companies, Inc. Mr. Martin joined Williams Communications Group, Inc. in October 1987 as manager of interexchange carrier sales for the network division. He was promoted to director of product marketing in January 1993. From February 1995 to May 1995, he served as General Manager of Digital Frontiers LLC, a division of Williams. In June 1995, he returned to Williams as Vice President, Marketing until he was promoted to his current position in January 1997. Mr. Martin has a bachelor's degree in accounting and an M.B.A. from Oral Roberts University.

  Franco Regis has been a Director of the Company since October 1996. Since 1994, Mr. Regis has been a Director of Business Development and Strategic Planning at Telecom Italia, SpA, the telephone operating company of Italy. From 1992 to 1994, Mr. Regis was a Director of Budget and Control for the business division of Telecom Italia. Mr. Regis has an engineering degree from the Rome State University.

  Gary E. Rieschel has been a Director of the Company since October 1996. Mr. Rieschel is a Senior Vice President at SOFTBANK Holdings, having joined that company in January 1996. Mr. Rieschel was Vice President for N-Cube Corporation from August 1994 through December 1995. He was Sales Director at Cisco Systems, Inc. from July 1993 through October 1994. Prior to this, Mr. Rieschel was a General Manager and Sales Director at Sequent Computer for over nine years. Mr. Rieschel has an M.B.A. from Harvard Graduate School of Business and a B.A. in biology from Reed College.

 Classified Board of Directors

  The Company's Certificate of Incorporation provides that, so long as the Board of Directors consists of more than two directors, the Board of Directors will be divided into three classes of directors serving staggered three-year terms. As a result, one-third of the Company's Board of Directors will be elected each year.

 Director Compensation

  Directors are reimbursed for certain reasonable expenses incurred in attending Board or committee meetings. Officers of the Company are elected annually by the Board of Directors and serve at its discretion. The Company has entered into indemnification agreements with each member of the Board of Directors and certain of its officers providing for the indemnification of such person to the fullest extent authorized, permitted or allowed by law.

 Compensation Committee

  The Company's Board of Directors currently has a Compensation Committee that reviews and approves the compensation and benefits to be provided to the officers, directors, employees, and consultants of the Company, administers the Company's 1993 Incentive Stock Option Plan, 1995 Stock Incentive Plan for Employees and Consultants, and Amended and Restated 1996 Stock Plan, and the 1997 Stock Plan and 1997 Employee Stock Purchase Plan. The Compensation Committee currently consists of Messrs. Khosla and Rieschel.

 Audit Committee

  The Company's Board of Directors currently has an Audit Committee that monitors the corporate financial reporting and the external audits of the Company, reviews and approves material accounting policy changes, monitors internal accounting controls, recommends engagement of independent auditors, reviews related-party transactions and performs other duties as prescribed by the Board of Directors. The Audit Committee currently consists of Messrs. Bender and Regis.

                              Item 2. Properties

  The Company's executive offices are located in Cupertino, California, under a lease that expires in April 1998. The Company is currently negotiating for an extension of the lease. The Company also leases network operations facilities in Bay City, Michigan and Santa Clara, California under leases expiring in December 1998 and May 2000, respectively, and a customer support facility in Saginaw, Michigan under a lease that expires in December 2001.

                           Item 3. Legal Proceedings

  In late April and early May, 1997, three putative securities class action complaints were filed in the United States District Court, Central District by certain stockholders of Diana Corporation ("Diana"), the parent corporation of Sattel Communications, LLC ("Sattel"), alleging securities fraud related to plaintiffs' purchase of shares of Diana Common Stock in reliance upon allegedly misleading statements made by defendants, Diana, Sattel and certain of their respective affiliates, officers and directors. Concentric was named as a defendant in the complaint in connection with certain statements made by Diana and officers of Diana related to Concentric's purchase of network switching equipment from Diana's Sattel subsidiary. The plaintiffs seek unspecified compensatory damages. A trial date has not yet been determined.

  While the ultimate outcome of such litigation is uncertain, the Company believes it has meritorious defenses to the claims and intends to conduct a vigorous defense. An unfavorable outcome in this matter could have a material adverse effect on the Company's financial condition. In addition, even if the ultimate outcome is resolved in favor of the Company, the defense of such litigation could entail considerable cost and the diversion of efforts of management, either of which could have a material adverse effect on the Company's results of operations. See "Factors Affecting Operating Results-- Legal Proceedings" and Note 11 of Notes to Financial Statements.

          Item 4. Submission of Matters to a Vote of Security Holders

  Not applicable.

                                    PART II

 Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

  The Company's Common Stock is traded on the Nasdaq National Market under the symbol "CNCX." The following table sets forth the range of the high and low sale prices by quarter as reported on the Nasdaq National Market since August 1, 1997, the date the Common Stock commenced trading.

            QUARTER                                               HIGH    LOW
            -------                                               ----    ---
     1997: Third Quarter (from August 1, 1997)..................  15 5/8  11 3/8
       Fourth Quarter...........................................   15      7 7/8
     1998: First Quarter (through February 23, 1998)............  15 1/2   8 7/8

  As of February 23, 1998, the number of common stockholders of record was
435. The Company currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

  The Company commenced its IPO on August 1, 1997 pursuant to a Registration Statement on Form S-1 (File No. 333-23241) which was declared effective by the Securities and Exchange Commission on July 31, 1997. The Company sold an aggregate of 4,945,000 shares of Common Stock in the IPO at an initial price to the public of $12.00 per share. The IPO has terminated and all shares have been sold. The managing underwriters of the IPO were UBS Securities LLC, Unterberg Harris and Wheat First Butcher Singer. Aggregate proceeds from the IPO were $59,340,000, which includes $7,740,000 in aggregate proceeds due to the exercise of the underwriters' option to purchase shares to cover over-allotments.

  The Company paid underwriters' discounts and commissions of $4,153,800 and other expenses of approximately $1,100,000 in connection with the IPO. The total expenses paid by the Company in the IPO were $5,253,800, and the net proceeds to the Company in the IPO were $54,086,200.

  From July 31, 1997, the effective date of the Registration Statement, to December 31, 1997, the ending date of the reporting period, the approximate amount of net offering proceeds used were $20.2 million for the purchase of equipment, network services and related operational expenses, $1.2 million for capital expenditures associated with expanding the Company's network and data center operations, $8.8 million to pay certain capital lease obligations, $3.5 million to pay license fees to certain strategic partners, $2.0 million to repay promissory notes issued to certain stockholders of the Company, $4.4 million to settle the Sattel litigation and $2.8 million to repurchase common stock from certain stockholders of the Company. See "Management Discussion and Analysis of Financial Condition and Results of Operations."

                        Item 6. Selected Financial Data

  The following selected financial data should be read in conjunction with the Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein.

                                         YEAR ENDED DECEMBER 31,
                                ----------------------------------------------
                                 1993     1994      1995      1996      1997
                                -------  -------  --------  --------  --------
STATEMENT OF OPERATIONS DATA:
Revenue........................ $    23  $   442  $  2,483  $ 15,648  $ 45,457
Costs and operating expenses:
  Cost of revenue..............     130    2,891    16,168    47,945    61,439
  Network equipment write-
   off(1)......................     --       --        --      8,321       --
  Development..................     349      534       837     2,449     4,850
  Marketing and sales..........     131      639     3,899    16,609    24,622
  General and administrative...     634      611     2,866     3,445     4,790
                                -------  -------  --------  --------  --------
    Total costs and operating
     expenses..................   1,244    4,675    23,770    78,769    95,701
                                -------  -------  --------  --------  --------
Loss from operations...........  (1,221)  (4,233)  (21,287)  (63,121)  (50,244)
Other income...................     --       --        --        --      1,233
Net interest expense...........     (24)     (57)     (721)   (3,260)   (6,571)
Net loss....................... $(1,245) $(4,290) $(22,008) $(66,381) $(55,582)
                                =======  =======  ========  ========  ========
Net loss per share............. $ (0.93) $ (3.20) $ (16.53) $ (47.72) $  (8.34)
                                =======  =======  ========  ========  ========
                                            AS OF DECEMBER 31,
                                ----------------------------------------------
                                 1993     1994      1995      1996      1997
                                -------  -------  --------  --------  --------
                                              (IN THOUSANDS)
BALANCE SHEET DATA:
Cash, cash equivalents and re-
 stricted cash................. $    55  $    63  $ 19,054  $ 17,657  $119,959
Property and equipment, net....     675    1,303    16,289    47,927    53,710
Total assets...................     783    1,798    37,235    70,722   244,489
Long-term debt, convertible
 debentures and capital lease
 obligations, net of current
 portion.......................   1,251    1,648    11,047    30,551   179,172
Common stock subject to
 rescission....................     --     2,812     5,080     5,150       --
Total stockholders' equity
 (deficit).....................  (1,172)  (4,203)    9,763     2,925    31,918

--------
(1) See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 of Notes to Financial Statements.

    Item 7. Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

  This section and other parts of this Report contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the subsection entitled "Factors Affecting Operating Results" commencing on page 29. The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Financial Statements and the Notes thereto included elsewhere in this Report.

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

  The Company's revenue prior to 1996 has been primarily generated from providing Internet access to consumers. The Company's current focus is on developing and deploying VPN's and providing dedicated access and Web hosting services for enterprise customers. Contracts with enterprise customers typically have a term ranging from one to three years. The Company expects enterprise-related revenue to represent an increasing portion of total revenue in future periods. The foregoing expectation is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors including the Company's operating results, the results and timing of the Company's launch of new products and services, governmental or regulatory changes, the ability of the Company to meet product and project demands, the success of the Company's marketing efforts, competition and acquisitions of complementary businesses, technologies or products.

  In February 1998, the company acquired InterNex Information Services, Inc., a California corporation ("InterNex") pursuant to a Share Acquisition Agreement between the Company, InterNex and the sole shareholder of InterNex (the "InterNex Acquisition"). See "--Liquidity and Capital Resources" and "Factors Affecting Operating Results--Risks Associated with Acquisitions."

  The Company has incurred net losses and experienced negative cash flow from operations since inception and expects to continue to operate at a net loss and experience negative cash flow at least through 1998. The Company's ability to achieve profitability and positive cash flow from operations is dependent upon the Company's ability to substantially grow its revenue base and achieve other operating efficiencies. The Company experienced net losses of approximately $22.0 million, $66.4 million and $55.6 million for the years ended December 31, 1995, 1996 and 1997, respectively. There can be no assurance that the Company will be able to achieve or sustain revenue growth, profitability or positive cash flow on either a quarterly or an annual basis. At December 31, 1997, the Company had approximately $58.0 million of gross deferred tax assets comprised primarily of net operating loss carryforwards. The Company believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a full valuation allowance has been recorded. These factors include the Company's history of net losses since its inception and the fact that the market in which the Company competes is intensely competitive and characterized by rapidly changing technology. The Company believes that, based on the current available evidence, it is more likely than not that the Company will not generate taxable income through 1999, and possibly beyond, and accordingly will not realize the Company's deferred tax assets through 1999, and possibly beyond. The Company will continue to assess the realizability of the deferred tax assets based on actual and forecasted operating results. In addition, the utilization of net operating losses may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization. See Note 9 of Notes to Financial Statements.

RESULTS OF OPERATIONS

 Year Ended December 31, 1997 Compared to Year Ended December 31, 1996.

  Revenue. Revenue for the year ended December 31, 1997 totaled approximately $45.5 million, an increase of $29.9 million over revenue of $15.6 million for the year ended December 31, 1996. This increased revenue reflects growth in revenue from the Company's broadened product offerings to its enterprise customers and through the Company's leveraged marketing arrangements with its strategic partners, as well as continued growth in revenue derived from Internet access customers. WebTV accounted for approximately 33.4% of total revenue for the year ended December 31, 1997. The Company expects revenue from WebTV to decrease as a percentage of revenue. The foregoing expectation is a forward looking statement that involves risks and uncertainties and the actual results could vary materially as a result of a number of factors including those set forth under the caption "Factors Affecting Operating Results-- Customer Concentration."

  Cost of Revenue. Cost of revenue consists primarily of personnel costs to maintain and operate the Company's network, access charges from local exchange carriers, backbone and Internet access costs, depreciation of network equipment and amortization of related assets. Cost of revenue for the year ended December 31, 1997 totaled approximately $61.4 million compared with $47.9 million for the year ended December 31, 1996. This increase is attributable to the overall growth in the size of the network. As a percentage of revenue, costs declined to 135.2% of revenue in the year ended December 31, 1997 from 306.4% of revenue in the year earlier period due to increased network utilization associated with the Company's revenue growth and lower per port costs of the Company's SuperPOP network architecture deployed in the second half of 1996. The Company expects its cost of revenue to continue to increase in dollar amount, while declining as a percentage of revenue as the Company expands its customer base. The foregoing expectation is a forward looking statement that involves risks and uncertainties and the actual results could vary materially as a result of a number of factors, including those set forth under the caption "Factors Affecting Operating Results--Limited Operating History; Continuing Operating Losses," "--Management of Potential Growth and Expansion" and "--Dependence Upon Key Personnel; Ability to Hire Additional Personnel" and "--Dependence Upon New and Uncertain Markets."

  Development. Development expense consists primarily of personnel and equipment related expenses associated with the development of products and services of the Company. Development expense for the year ending December 31, 1997 and 1996 was approximately $4.9 million and $2.4 million, respectively. This higher level of development expense reflects an overall increase in personnel to develop new product offerings and to manage the overall growth in the network. As a percent of revenue, development expense declined to 10.7% for the year ended December 31, 1997 from 15.7% for the year ended December 31, 1996, as a result of the Company's increased revenue. The Company expects its development spending to continue to increase in dollar amount, but to decline as a percentage of revenue. The foregoing expectation is a forward looking statement that involves risks and uncertainties and the actual results could vary materially as a result of a number of factors, including those set forth under the caption "Factors Affecting Operating Results--Limited Operating History; Continuing Operating Losses" and "--Dependence Upon New and Enhanced Services."

  Marketing and Sales. Marketing and sales expense consists primarily of personnel expenses, including salary and commissions, costs of marketing programs and the cost of 800 number circuits utilized by the Company for customer support functions. For the year ended December 31, 1997 and 1996, marketing and sales expense was approximately $24.6 million and $16.6 million, respectively. The $8.0 million increase in 1997 reflects a substantial investment in the customer support, marketing and sales organizations necessary to support the Company's expanded customer base. This increase also reflects a growth in subscriber acquisition costs, related to both increased direct marketing efforts as well as commissions paid to distribution partners.

Additionally, the increase reflects the ramp-up of marketing efforts related to the introduction of enterprise products and services. Marketing and sales expense as a percentage of revenue declined to 54.2% for the year ended December 31, 1997 from 106.1% in the year earlier period as a result of the Company's increased revenue. The Company expects marketing and sales expenditures to continue to increase in dollar amount, but to decline as a percentage of revenue. The foregoing expectation is a forward looking statement that involves risks and uncertainties and the actual results could vary materially as a result of a number of factors including those set forth under "Factors Affecting Operating Results--Dependence Upon New and Uncertain Markets," "--Management of Potential Growth and Expansion" and "--Dependence Upon Key Personnel; Ability to Hire Additional Personnel."

  General and Administrative. General and administrative expense consists primarily of personnel expense and professional fees. For the year ended December 31, 1997 and 1996, general and administrative expenses were approximately $4.8 million and $3.4 million, respectively. This higher level of expense reflects an increase in personnel and professional fees necessary to manage the financial, legal and administrative aspects of the business. For the year ended December 31, 1997, general and administrative expense declined to 10.5% from 22.0% for the year ended December 31, 1996 as a result of the Company's increased revenue. The Company expects general and administrative expense to increase in dollar amount, reflecting its growth in operations and costs associated with being a publicly held entity, but to decline as a percentage of revenue. The foregoing expectation is a forward looking statement that involves risks and uncertainties and the actual results could vary materially as a result of a number of factors including those set forth under "Factors Affecting Operating Results--Dependence Upon New and Uncertain Markets," "--Management of Potential Growth and Expansion" and "--Dependence Upon Key Personnel; Ability to Hire Additional Personnel." The Company believes that InterNex had significant goodwill and intangible assets at the time of the acquisition and as a result, the InterNex Acquisition will result in significant amortization of goodwill charges to the Company beginning in the first quarter of 1998. See "Factors Affecting Operating Results--Risks Associated with Acquisitions."

  Net Interest Expense. Net interest expense was approximately $6.6 million and $3.3 million for the years ended December 31, 1997 and 1996, respectively. The increase is primarily due to a cost of financing charge of $930,000 in the year ended December 31, 1997 associated with the value of warrants issued in connection with $5.0 million of bridge loans received in June 1997, and $744,000 associated with the Units Offering (as defined below). Additionally, the principal amount of capitalized lease obligations increased $7.0 million from December 31, 1996 to December 31, 1997. The year ended December 31, 1996 included approximately $330,000 associated with the value of warrants issued in connection with bridge loan financing.

  Other (Income) Expense. During the year ended December 31, 1997, upon settlement of the Sattel litigation, the Company recorded $970,000 of other income related to the reversal of previously established reserves. Additionally, the Company recorded $425,000 of other income related to the re-negotiation of a third party services agreement.

  Net Loss. For the year ended December 31, 1997 the net loss totaled $55.6 million as compared to $66.4 million for the year ended December 31, 1996.

 Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

  Revenue. Revenue totaled approximately $15.6 million for the year ended December 31, 1996, an increase of $13.1 million over 1995 revenue of approximately $2.5 million. This increase reflects continued growth in revenue derived from Internet access customers, as well as revenue from the Company's broadened enterprise product offerings and through the Company's leveraged marketing arrangements with its strategic partners. The average selling prices of the Company's offerings for consumer Internet access services decreased by approximately 33% beginning in April 1996 due to industry-wide adoption of flat monthly rates for unlimited Internet access.

  Cost of Revenue. Cost of revenue for the year ended December 31, 1996 was approximately $47.9 million, an increase of $31.7 million from 1995 cost of revenue of approximately $16.2 million. The largest component of this increase was the cost of providing virtual local access ("VLA") service over 800 circuits. VLA service was an interim solution for providing nationwide coverage, while the Company's SuperPOP network architecture was being deployed. This deployment was substantially completed in December 1996. The remainder of the increase in 1996 cost of revenue is primarily attributable to the overall growth in the size of the network.

  Network Equipment Write-off. In 1996, the Company took a charge of approximately $8.3 million related to the cost of certain network equipment. The Company decided not to deploy the equipment in the network because of concerns that the equipment would not provide the functionality and reliability required by the Company and concerns that the equipment provider would be unable to provide timely maintenance and support. See Note 2 of Notes to Financial Statements.

  Development. Development expense for the year ended December 31, 1996 was approximately $2.4 million, an increase of $1.6 million over 1995 expenditures of approximately $837,000. This higher level of development expense in 1996 primarily reflects an overall increase in personnel to develop new product offerings and to manage the overall growth in the network.

  Marketing and Sales. Marketing and sales expense for 1996 was approximately $16.6 million, an increase of $12.7 million over 1995 expenditures of approximately $3.9 million. This increase in marketing and sales expense reflects a substantial investment in the customer support, marketing and sales organizations required to support the Company's expanded customer base. This increase also reflects a growth in subscriber acquisition costs, related to both increased direct marketing efforts as well as commissions paid to distribution partners. Additionally, the increase reflects the ramp-up of marketing efforts related to the introduction of enterprise products and services.

  General and Administrative. General and administrative expense for 1996 was approximately $3.4 million, an increase of $500,000 over 1995 expenditures of approximately $2.9 million. This increase reflects an increase in personnel and professional fees necessary to manage the financial, legal and administrative aspects of the business.

  Net Interest Expense. Net interest expense for 1996 was approximately $3.3 million as compared to approximately $721,000 for 1995. The increase of $2.6 million is primarily due to an increase of $27.6 million in principal amount of the capitalized lease obligations from December 31, 1995 to December 31, 1996. This increase in interest expense was partially offset by greater interest income from higher average cash balances resulting from equity financings completed in late 1995 and in August 1996. See Note 3 of Notes to Financial Statements.

  Net Loss. The Company's net loss increased to approximately $66.4 million in 1996 from approximately $22.0 million in 1995.

 Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

  Revenue. Revenue totaled approximately $2.5 million for 1995, an increase of $2.1 million, over 1994 revenue of approximately $400,000. The Company's revenue in 1995 reflects its first full year of providing network services. The Company's revenue in both of these years was derived entirely from the sale of Internet access services to consumers.

  Cost of Revenue. Cost of revenue for 1995 was approximately $16.2 million, an increase of $13.3 million over 1994 cost of revenue of approximately $2.9 million. The increase in cost of revenue from 1994 to 1995 reflected overall higher costs associated with deploying and managing the Company's own network infrastructure. Prior to late 1994, the Company had leased third party network facilities and thus had not incurred significant network deployment and maintenance expenses.

  Development. Development expense for 1995 was approximately $837,000, an increase of $303,000 over 1994 expenditures of approximately $534,000. This higher level of development expense primarily reflected an overall increase in personnel required to develop new products and support network growth.

  Marketing and Sales. Marketing and sales expense for 1995 was approximately $3.9 million, an increase of $3.3 million over 1994 expenditures of approximately $639,000. This higher level of spending in 1995 reflected the Company's new market focus on providing IP-based network services. In connection with this new focus, the Company incurred increased expenses related to direct subscriber acquisition, formation of a telesales group, development of strategic relationships and marketing communications. With the growth in subscribers, the Company added personnel to its customer support organization.

  General and Administrative. General and administrative expense for 1995 was $2.9 million, an increase of $2.3 million over 1994 expenditures of approximately $600,000. This increase generally reflects an increase in personnel and professional fees necessary to manage the financial, legal and administrative aspects of the business.

  Net Interest Expense. Net interest expense for 1995 was approximately $721,000 as compared with approximately $57,000 for 1994. This increase in net interest expense resulted from the Company's deployment of network equipment for its own network infrastructure beginning in late 1994 which equipment purchases were primarily financed under capital leases. Capital lease obligations at December 31, 1995 were $14.2 million, compared with no such obligations at December 31, 1994.

  Net Loss. The Company's net loss increased to approximately $22.0 million in 1995 from a net loss of $4.3 million in 1994.

LIQUIDITY AND CAPITAL RESOURCES

  To date, the Company has satisfied its cash requirements primarily through capitalized lease financings, the sale of capital stock and the sale of the Units (as defined below). The Company's principal uses of cash are to fund working capital requirements and capital expenditures and to service its capital lease financing obligations. Net cash used in operating activities for the years ended December 31, 1997 and 1996 was approximately $45.9 million and $42.1 million, respectively. Included in the amount for the year ended December 31, 1997 is $4.4 million of cash paid in settlement of a dispute with Sattel. Cash used in operating activities in both periods was primarily affected by the net losses, caused by increased costs relating to the expansion of the Company's network and organizational infrastructure.

  Net cash used in investing activities for the years ended December 31, 1997 and 1996 was approximately $6.5 million and $7.3 million, respectively. Investing activities were primarily comprised of $6.1 million in purchases of capital equipment to support the growing infrastructure.

  For the year ended December 31, 1997 net cash of approximately $154.7 million was generated from financing activities, of which $74.0 million, net of issuance costs, was derived from the issuance of stocks and warrants and $145.0 million, net of issuance costs, was derived from the issuances of the Units, net of $52.5 million investment in U.S. Government treasury strips held as restricted cash in accordance with the terms of the Units (as defined below). On August 1, 1997, the Company effected its IPO. The IPO consisted of 4,300,000 shares of Common Stock issued to the public at $12.00 per share. Concurrent with the closing of the IPO, certain strategic investors purchased directly from the Company 1,499,236 shares of Common Stock having an aggregate purchase price of approximately $18 million (including the cancellation of approximately $3 million in indebtedness) (the "Direct Placements"). In September the underwriters exercised an option to purchase an additional 645,000 shares of Common Stock at the IPO price of $12.00 per share to cover over-allotments in connection with the IPO.

  The Company also received $5.0 million in debt financing in June 1997, of which $2.0 million was repaid and $3.0 million was converted into Common Stock, respectively, upon closing of the Company's IPO.

Concurrent with the closing of the IPO, the Company repurchased $2.2 million of Common Stock from certain stockholders. The remainder of financing activities for the year ended December 31, 1997 is comprised of $11.6 million used for repayment of capital lease obligations. For the year ended December 31, 1996 cash of approximately $48.1 million was generated from financing activities, which reflects receipt of $48.5 million, net of issuance costs, for Series D Convertible Preferred Stock. Also reflected is a $5.0 million bridge loan which was later converted into Series D Convertible Preferred Stock. Repayment of capital lease obligations for the year ended December 31, 1996 was approximately $5.4 million.

  In December 1997, the Company completed a $150.0 million debt financing (the "Units Offering") wherein the Company issued and sold 150,000 units (the "Units") to certain qualified investors. The Units issued by the Company in the Units Offering consisted of 12 3/4% Notes due 2007 and warrants to purchase an aggregate of 951,108 shares of common stock of the Company at $10.8625 per share. See "Factors Affecting Operating Results--Substantial Indebtedness; Ability to Service Debt." and Note 4 of Notes to Financial Statements.

  The net cash increase for the year ended December 31, 1997 was $102.3 million as compared to a net cash decrease for the year ended December 31, 1996 of $1.4 million. At December 31, 1997, the Company had cash and cash equivalents of approximately $120.0 million, restricted cash of $52.5 million and working capital of $115.4 million.

  For the year ended December 31, 1997, the Company added approximately $23.0 million of network equipment through additional capital lease obligations under its network equipment financing arrangement. The Company expects to make additional capital expenditures of approximately $20.0 million in 1998. The foregoing expectation with respect to additional capital investments is a forward-looking statement that involves risks and uncertainties and the actual amount of capital investment could vary materially as a result of a number of factors. See "Factors Affecting Operating Results--Dependence on Network Infrastructure," "--Risk Associated with International Expansion," and "-- Fluctuations in Operating Results."

  The Company paid approximately $15.5 million in cash for all of the outstanding shares of capital stock of InterNex as part of the InterNex Acquisition in February 1998. InterNex is a provider of network services, colocation services and web-hosting facilities to enterprise customers. See "Factors Affecting Operating Results--Risks Associated with Acquisitions."

  The Company expects to incur additional operating losses and will rely primarily on the net proceeds from the Units Offering, the IPO and the Direct Placements and financing available under a network equipment lease agreement that currently has no maximum borrowing limit. The Company believes that such financing will be sufficient to meet its anticipated cash needs for working capital and for the acquisition of capital equipment through at least the end of 1998. However, there can be no assurance that the Company will not require additional financing within this time frame. The Company's forecast of the period of time through which its financial resources will be adequate to support its operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially as a result of a number of factors, including those set forth below under the caption "Factors Affecting Operating Results--Future Capital Needs; Uncertainty of Additional Financing." The Company may be required to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms attractive to the Company, or at all.

IMPACT OF ADOPTION OF NEW ACCOUNTING STANDARDS

  In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" ("FAS 128"). FAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been restated to conform to the FAS 128 requirements and the SEC's SAB 98 related thereto.

  In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" ("FAS 130"), and Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). The Company is required to adopt these Statements in fiscal 1998. FAS 130 establishes new standards for reporting and displaying comprehensive income and its components. FAS 131 requires disclosure of certain information regarding operating segments, products and services, geographic areas of operation and major customers. Adoption of these Statements is expected to have no material impact on the Company's financial position, results of operations or cash flows.

IMPACT OF THE YEAR 2000 ISSUE

  Many installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these code fields will need to accept four digit entries to distinguish 21st century dates from 20th century or earlier dates. As a result, in less than two years, computer systems and/or software products used by many companies may need to be upgraded to comply with such year 2000 requirements. The Company believes it is currently expending sufficient resources to review its products and services, as well as its internal management information systems in order to identify and modify those products, services and systems that are not year 2000 compliant. The Company expects such modifications will be made on a timely basis and does not believe that the cost of such modifications will have a material effect on the Company's operating results. There can be no assurance, however, that the Company will be able to modify timely and successfully such products, services and systems to comply with year 2000 requirements, which could have a material adverse effect on the Company's operating results. Based on the Company's assessment to date, most newly introduced products and services of the Company are year 2000 compliant, however some of the Company's customers are running product versions that are not year 2000 compliant. The Company has been encouraging such customers to migrate to current product versions. In addition, the Company faces risks to the extent that suppliers of products, services and systems purchased by the Company and others with whom the Company transacts business on a worldwide basis do not have business systems or products that comply with the year 2000 requirements. In the event any such third parties cannot timely provide the Company with products, services or systems that meet the year 2000 requirements, the Company's operating results could be materially adversely affected. Furthermore, there can be no assurance that these or other factors relating to the year 2000 compliance issues, including litigation, will not have a material adverse effect on the Company's business, operating results or financial condition.

FACTORS AFFECTING OPERATING RESULTS

  As described by the following factors, past financial performance should not be considered a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods.

 Substantial Indebtedness; Ability to Service Debt

  The Company is and will continue to be highly leveraged, with significant debt service requirements. At December 31, 1997, the Company's total debt was $194.5 million and stockholders' equity was $31.9 million. The degree to which the Company is leveraged has important consequences to the Company, including the following: (i) the Company's ability to obtain additional financing in the future, whether for working capital, capital expenditures, acquisitions or other purposes, may be impaired; (ii) a substantial portion of the Company's cash flow from operations is required to be dedicated to the payment of interest on its debt, thereby reducing funds available to the Company for other purposes; (iii) the Company's flexibility in planning for or reacting to changes in market conditions may be limited; and (iv) the Company may be more vulnerable in the event of a downturn in its business.

  The ability of the Company to meet its debt service obligations will depend on the future operating performance and financial results of the Company, which will be subject in part to factors beyond the control of the Company. Although the Company believes that its cash flow will be adequate to meet its interest payments, there can be no assurance that the Company will continue to generate sufficient cash flow in the future to meet its debt service requirements including those with respect to the Units. If the Company is unable to generate cash flow in the future sufficient to cover its fixed charges and is unable to borrow sufficient funds from other sources, it may be required to refinance all or a portion of its existing debt or to sell all or a portion of its assets. There can be no assurance that a refinancing would be possible, nor can there be any assurance as to the timing of any asset sales or the proceeds which the Company could realize therefrom. In addition, the terms of certain of the Company's debt restrict its ability to sell assets and the Company's use of the proceeds therefrom.

 Limited Operating History; Continuing Operating Losses

  The Company was incorporated in 1991, commenced network operations in 1994 and completed initial deployment of its current network architecture and use of an advanced ATM backbone network in late 1996. Accordingly, the Company has a limited operating history upon which an evaluation of the Company and its prospects can be based. In addition, a majority of the Company's senior management team have been working together at the Company for less than two years. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in new and rapidly evolving markets. To address these risks, the Company must, among other things, respond to competitive developments, continue to attract, retain and motivate qualified persons, and continue to upgrade its technologies and commercialize its network services incorporating such technologies. There can be no assurance that the Company will be successful in addressing such risks and the failure to do so could have a material adverse effect on the Company's business, financial condition and results of operations. The Company has incurred net losses and experienced negative cash flow from operations since inception and expects to continue to operate at a net loss and experience negative cash flow at least through 1998, although the Company's ability to achieve profitability and positive cash flow from operations is dependent upon the Company's ability to substantially grow its revenue base and achieve other operating efficiencies. The Company experienced net losses of approximately $22.0 million, $66.4 million and $55.6 million for the years ended December 31, 1995, 1996 and 1997, respectively. At December 31, 1997, the Company had an accumulated deficit of approximately $149.5 million. There can be no assurance that the Company will be able to achieve or sustain revenue growth, profitability or positive cash flow on either a quarterly or an annual basis. At December 31, 1997, the Company had approximately $58.0 million of gross deferred tax assets comprised primarily of net operating loss carryforwards. The Company believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a full valuation allowance has been recorded. These factors include the Company's history of net losses since its inception and the fact that the market in which the Company competes is intensely competitive and characterized by rapidly changing technology. The Company believes that, based on the current available evidence, it is more likely than not that the Company will not generate taxable income through 1999, and possibly beyond, and accordingly will not realize the Company's deferred tax assets through 1999 and possibly beyond. The Company will continue to assess the realizability of the deferred tax assets based on actual and forecasted operating results. In addition, the utilization of net operating losses may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization. The Company's above estimates of the periods of time in which the Company expects to continue to operate at a net loss, experience negative cash flow and not generate taxable income are forward-looking statements that involves risks and uncertainties, and actual results could vary materially as a result of a number of factors, including those set forth above in this paragraph. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 9 of Notes to Financial Statements.

 Fluctuations in Operating Results

  The Company's operating results have fluctuated in the past and may in the future fluctuate significantly depending upon a variety of factors, including the timely deployment and implementation of expansion of the Concentric network and new network architectures, the incurrence of related capital costs, the receipt of new value-added network services and consumer services subscriptions and the introduction of new services by the Company and its competitors. Additional factors that may contribute to variability of operating results include: the pricing and mix of services offered by the Company; customer retention rate; market acceptance of new and enhanced versions of the Company's services; changes in pricing policies by the Company's competitors; the Company's ability to obtain sufficient supplies of sole- or limited-source components; user demand for network and Internet access services; balancing of network usage over a 24-hour period; and general access services. In response to competitive pressures, the Company may take certain pricing or marketing actions that could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company's expense levels are relatively fixed in the short term and are based, in part, upon the Company's estimates of growth of its business. As a result, variations in the timing and amounts of revenues could have a material adverse effect on the Company's quarterly operating results. Due to the foregoing factors, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and that such comparisons cannot be relied upon as indicators of future performance. In the event that the Company's operating results in any future period fall below the expectations of securities analysts and investors, the trading price of the Company's Common Stock would likely be materially and adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

 Customer Concentration

  The Company currently derives a substantial portion of its total revenue from a single customer. For the years ended December 31, 1996 and 1997, revenue from WebTV represented approximately 10.1% and 33.4%, respectively, of the Company's revenue. The Company's current agreement to provide services to WebTV is terminable at will after October 1, 1999. While the Company expects revenue from WebTV to decrease as a percentage of revenue in future periods, the Company believes that revenue derived from a limited number of current and future customers may continue to represent a significant portion of its revenue. As a result, the loss of one or more of the Company's major customers could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, there can be no assurance that revenue from customers that have accounted for significant revenue in past periods, individually or as a group, will continue, or if continued, will reach or exceed historical levels in any future period. See Note 1 of Notes to Financial Statements.

 Management of Potential Growth and Expansion

  As of December 31, 1995, the Company had 96 employees and 47 independent contractors, as of December 31, 1996, the Company had 246 employees and 46 independent contractors, and as of February 23, 1998, the Company had 387 employees and 75 independent contractors. The growth and expansion of the Company's business and its service offerings have placed, and are expected to continue to place, a significant strain on the Company's management, operational and financial resources. The Company has recently expanded and upgraded its network to use an ATM backbone. The Company plans to continue to substantially expand its network in the future. There can be no assurance that the Company will be able to add services at the rate or according to the schedule presently planned by the Company. To manage its growth, the Company must, among other things, (i) continue to implement and improve its operational, financial and management information systems, including its billing, accounts receivable and payable tracking, fixed assets and other financial management systems; (ii) hire and train additional qualified personnel; and (iii) continue to expand and upgrade its network infrastructure. Demands on the Company's network infrastructure and technical support resources have grown rapidly with the Company's expanding customer base, and the Company may in the future experience difficulties meeting the demand for its access services and technical support. There can be no assurance that the Company's technical support or other resources will be sufficient to facilitate the Company's growth. As the Company strives to increase total network utilization and to optimize this utilization by targeting both business and consumer users to balance the network's usage throughout a 24-hour period, there will be additional demands on the Company's customer support, sales and marketing resources. Any failure of the Company to manage its growth effectively could have a material adverse effect on the Company's business, financial condition and results of operations.

 Risks Associated With Acquisitions

  The Company completed the InterNex Acquisition in February 1998 and may seek to acquire additional assets or businesses complementary to its operations. The InterNex Acquisition has been and any subsequent acquisitions would be accompanied by the risks commonly encountered in acquisitions of companies. Such risks include, among other things, the difficulty of assimilating the operations and personnel of InterNex or such other acquired companies, the additional financial resources that may need to be applied to fund the operations of InterNex or such other acquired companies, the potential disruption of the Company's business, the inability of the Company's management to maximize the financial and strategic position of the Company by the incorporation of acquired technology or business such as the InterNex network into the Company's service offerings, the difficulty of maintaining uniform standards, controls, procedures and policies, the potential loss of key employees of acquired companies, and the impairment of relationships with employees and customers as a result of changes in management. No assurance can be given that InterNex will be successfully integrated in the Company's operations. Likewise, no assurance can be given that any other acquisitions by the Company will or will not occur, that if an acquisition does occur it will not materially and adversely affect the Company or that any such acquisition will be successful in enhancing the Company's business. If the Company proceeds with additional significant acquisitions in which the consideration consists of cash, a substantial portion of the Company's available cash could be used to consummate the acquisitions. If the Company were to consummate one or more acquisitions in which the consideration consisted of stock, stockholders of the Company could suffer significant dilution of their interests in the Company. Many business acquisitions, including the InterNex acquisition, must be accounted for as a purchase for financial reporting purposes. Most of the businesses that might become attractive acquisition candidates for the Company are likely to have significant goodwill and intangible assets, like InterNex, and acquisition of these businesses, if accounted for as a purchase, would typically result in substantial amortization of goodwill charges to the Company. This is the case with the InterNex Acquisition which will result in significant amortization of goodwill charges to the Company beginning in the first quarter of 1998. There can be no assurance that any benefit from an acquisition will be sufficient to offset any such charges. See "Business--The Concentric Network."

 Dependence Upon New and Uncertain Markets

  The markets for tailored, value-added network services for businesses and consumers offered by the Company, including Internet access, are in the early stages of development. Since these markets are relatively new and because current and future competitors are likely to introduce competing services or products, it is difficult to predict the rate at which the market will grow, if at all, or whether new or increased competition will result in market saturation. Certain critical issues concerning commercial use of tailored value-added services and Internet services, including security, reliability, ease and cost of access and quality of service, remain unresolved and may impact the growth of such services. If the markets for the services offered by the Company, including Internet access, fail to grow, grow more slowly than anticipated, or become saturated with competitors, the Company's business, financial condition and results of operations would be materially adversely affected. See "--Competition," "--Dependence Upon New and Enhanced Services," and "--Risks of Technological Change and Evolving Industry Standards."

 Dependence Upon New and Enhanced Services

  The Company has recently introduced new enterprise service offerings, including the introduction of value-added, IP-based communication services to enterprises and a new line of DSL services in limited areas. The failure of these services to gain market acceptance in a timely manner or at all or, the failure of the DSL Service in particular, to achieve significant market coverage, could have a material adverse effect on the business, financial condition and results of operations of the Company. Introduction by the Company of new or enhanced services with reliability, quality or compatibility problems could significantly delay or hinder market acceptance of such services, which could adversely affect the Company's ability to attract new customers and subscribers. The Company's services may contain undetected errors or defects when first introduced or as enhancements are introduced. There can be no assurance that, despite testing by the Company or its customers, errors will not be found in new services after commencement of commercial deployment, resulting in additional development costs, loss of, or delays in, market acceptance, diversion of technical and other resources from the Company's other development efforts and the loss of credibility with the Company's customers and subscribers. Any such event could have a material adverse effect on the Company's business, financial condition and results of operations. Additionally, if the Company is unable to achieve balanced network utilization over a 24-hour period, the Concentric network could become overburdened at certain periods during the day, which could adversely affect the quality of service provided by the Company. Conversely, due to the high fixed cost nature of Concentric's infrastructure, under-utilization of the Concentric network during certain periods of the day could adversely affect the Company's ability to provide cost-efficient services at other times. The failure of the Company to achieve balanced network utilization, because of either over- or under-utilization could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business--Services."

 Dependence Upon Suppliers; Sole and Limited Sources of Supply

  The Company relies on other companies to supply certain key components of its network infrastructure, including telecommunications services and networking equipment, which, in the quantities and quality demanded by the Company, are available only from sole or limited sources. AT&T Corporation ("AT&T"), WorldCom, Inc. ("WorldCom"), MCI Telecommunications, Inc. ("MCI"), which is being acquired by WorldCom, and PacWest Telecomm, Inc. are the primary providers to the Company of data communications facilities and capacity. AT&T is currently the sole provider of the frame relay backbone of the Concentric network, and MCI is currently the sole provider of the ATM backbone of the Concentric network. The Company is also dependent upon local exchange carriers ("LECs") to provide telecommunications services to the Company and its customers. The Company from time to time has experienced delays in receiving telecommunications services, and there can be no assurance that the Company will be able to obtain such services on the scale and within the time frames required by the Company at an affordable cost, or at all. Any failure to obtain such services on a timely basis at an affordable cost would have a material adverse effect on the Company's business, financial condition and results of operations.

  The routers, switches and modems the Company uses are supplied by Bay Networks, Inc. through Racal. In addition, Racal acts as a systems integrator. The servers primarily used in the Company's network infrastructure are supplied solely by Sun Microsystems, Inc. The Company purchases these components pursuant to purchase orders placed from time to time, does not carry significant inventories of these components and has no guaranteed supply arrangements for such components. The Company's suppliers also sell products to the Company's competitors and may in the future themselves become competitors of the Company. There can be no assurance that the Company's suppliers will not enter into exclusive arrangements with the Company's competitors or stop selling their products or components to the Company at commercially reasonable prices or at all.

  Expansion of network infrastructures by the Company and others is placing, and will continue to place, a significant demand on the Company's suppliers, some of which have limited resources and production capacity. In addition, certain of the Company's suppliers, in turn, rely on sole or limited sources of supply of components included in their products. Failure of the Company's suppliers to adjust to meet such increasing demand may prevent them from continuing to supply components and products in the quantities and quality and at the times required by the Company, or at all. The Company's inability to obtain sufficient quantities of sole- or limited-source components or to develop alternative sources if required could result in delays and increased costs in expanding, and overburdening of, the Company's network infrastructure, which would have a material adverse effect on the Company's business, financial condition and results of operations.

  The Company also is dependent on its suppliers' ability to provide necessary products and components that comply with various Internet and telecommunications standards and that interoperate with products and components from other vendors. Any failure of the Company's sole- or limited-source suppliers to provide products or components that comply with Internet standards or that interoperate with other products or components used by the Company in its network infrastructure could have a material adverse effect on the Company's business, financial condition and results of operations.

  Certain of the Company's suppliers, including the regional Bell operating companies ("RBOCs") and other LECs, currently are subject to tariff controls and other price constraints that in the future may be changed. In addition, regulatory proposals are pending that may affect the prices charged by the RBOCs and other LECs to the Company. Any such regulatory changes could result in increased prices of products and services, which could have a material adverse effect on the Company's business, financial condition and results of operations. See "--Dependence Upon New and Enhanced Services" and "--Risks of Technological Change and Evolving Industry Standards."

DEPENDENCE UPON NETWORK INFRASTRUCTURE

  The Company's success will depend upon the capacity, reliability and security of its network infrastructure. The Company currently derives a significant portion of its revenue from customer subscriptions. The Company expects that a substantial portion of its future revenues will be derived from the provision of tailored value-added network services to its customers. The Company must continue to expand and adapt its network infrastructure as the number of users and the amount of information they wish to transfer increase, and as customer requirements change. The Company's current projections of utilization of the Concentric network require rapid expansion of the capacity of the network to avoid capacity constraints that would adversely affect the performance of the system. The expansion and adaptation of the Company's network infrastructure will require substantial financial, operational and management resources. There can be no assurance that the Company will be able to expand or adapt its network infrastructure to meet additional demand of its customers' changing requirements on a timely basis, at a commercially reasonable cost, or at all. In addition, if demand for usage of the Concentric network were to increase faster than projected or were to exceed the Company's current forecasts, the network could experience capacity constraints, which would adversely affect the performance of the system. Any failure of the Company to expand its network infrastructure on a timely basis or adapt it to either changing customer requirements or evolving industry standards, or capacity constraints experienced by the Concentric network for any reason, could have a material adverse effect on the Company's business, financial condition and results of operations. Currently, the Company has a transit agreement with network MCI, Inc. to support the exchange of traffic between the Concentric network and the Internet. With the acquisition of InterNex, the Company is expanding its Internet connectivity to include not only private transit with MCI, Sprint and UUNet, but also private peering with other network providers as well as public peering with multiple smaller internet service providers. The Company is still in the process of integrating the InterNex network resources, including the Sprint and UUNet private transit and public peering arrangements, and has yet to determine if it can successfully execute its private/public Internet connection strategy. The failure of the networks with which Concentric has public peering, private peering or private transit, or the failure of any of the Company's data centers, or any other link in the delivery chain, or the inability of the Company to successfully integrate the InterNex network resources into the Company's existing infrastructure, and resulting interruption in the Company's operations would have a material adverse effect on the Company's business, financial condition and results of operations. See "--Risks Associated with Acquisition," "--Risk of System Failure" and "Business--The Concentric Network."

 Future Capital Needs; Uncertainty of Additional Financing

  The Company currently anticipates that its available cash resources, including existing lease and credit facilities, and funds from operations will be sufficient to meet its anticipated working capital and capital expenditure requirements through at least the end of 1998. However, there can be no assurance that such resources will be sufficient for its anticipated working capital and capital expenditure requirements. The

Company may need to raise additional funds through public or private debt or equity financings in order to take advantage of unanticipated opportunities, including more rapid international expansion or acquisitions of complementary businesses or technologies, or to develop new products or otherwise respond to unanticipated competitive pressures. The Company may also raise additional funds through public or private debt or equity financings if such financings become available on favorable terms. If additional funds are raised, there can be no assurance that additional financing will be available on terms favorable to the Company, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of unanticipated opportunities, develop new products or otherwise respond to unanticipated competitive pressures. Such inability could have a material adverse effect on the Company's business, results of operations and financial condition. The Company's forecast of the period of time through which its financial resources will be adequate to support its operations is a forward looking statement that involves risks and uncertainties, and actual results could vary materially as a result of a number of factors, including those set forth above in this paragraph. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

 Competition

  The market for tailored value-added network services is extremely competitive. There are no substantial barriers to entry, and the Company expects that competition will intensify in the future. The Company believes that its ability to compete successfully depends upon a number of factors, including market presence; the capacity, reliability, low latency and security of its network infrastructure; technical expertise and functionality, performance and quality of services; customization; ease of access to and navigation of the Internet; the pricing policies of its competitors and suppliers; the variety of services; the timing of introductions of new services by the Company and its competitors; customer support; the Company's ability to support industry standards; and industry and general economic trends.

  The Company's current and prospective competitors generally may be divided into the following five groups: (i) telecommunications companies, such as AT&T, MCI, Sprint, Inc., WorldCom, the RBOCs and other LEC's and various cable companies; (ii) online services providers, such as America Online, Inc. ("America Online"), CompuServe Incorporated ("CompuServe"), the Microsoft Network ("MSN") of Microsoft, and Prodigy Services Company ("Prodigy"); (iii) Internet service providers ("ISPs"), such as BBN Corporation ("BBN"), a subsidiary of GTE, NETCOM On-Line Communications Services, Inc. ("NETCOM"), a subsidiary of ICG Communications, Inc., PSINet, Inc. ("PSI"), and other national and regional providers; (iv) nonprofit or educational Internet connectivity providers; and (v) Web server farms such as Internet Direct and Exodus. Many of these competitors have greater market presence, engineering and marketing capabilities, and financial, technological and personnel resources than those available to the Company. As a result, they may be able to develop and expand their communications and network infrastructures more quickly, adapt more swiftly to new or emerging technologies and changes in customer requirements, take advantage of acquisition and other opportunities more readily, and devote greater resources to the marketing and sale of their products and services than can the Company. In addition to the companies named above, various organizations have entered into or are forming joint ventures or consortiums to provide services similar to those of the Company.

  The Company believes that new competitors, including large computer hardware, software, media and other technology and telecommunications companies, will enter the tailored value-added network services market, resulting in even greater competition for the Company. Certain of such telecommunications companies and online services providers are currently offering or have announced plans to offer Internet or online services or to expand their network services. Certain companies, including America Online, BBN and PSI, have also obtained or expanded their Internet access products and services as a result of acquisitions. Such acquisitions may permit the Company's competitors to devote greater resources to the development and marketing of new competitive products and services and the marketing of existing competitive products and services. In addition, the ability of some of the Company's competitors to bundle other services and products with virtual private network services or Internet access services could place the Company at a competitive disadvantage. Certain companies are also exploring the possibility of providing or are currently providing high-speed data services using alternative delivery methods such as over the cable television infrastructure, through direct broadcast satellites and over wireless cable.

  As a result of increased competition and vertical and horizontal integration in the industry, the Company could encounter significant pricing pressure, which in turn could result in significant reductions in the average selling price of the Company's services. For example, certain of the Company's competitors that are telecommunications companies may be able to provide customers with reduced communications costs in connection with their Internet access services or private network services, reducing the overall cost of their solutions and significantly increasing price pressures on the Company. There can be no assurance that the Company will be able to offset the effects of any such price reductions with an increase in the number of its customers, higher revenue from enhanced services, cost reductions or otherwise. In addition, the Company believes that the Internet access and online services businesses are likely to encounter consolidation in the near future, which could result in increased price and other competition in these industries and, potentially, the virtual private networks industry. Increased price or other competition could result in erosion of the Company's market share and could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will have the financial resources, technical expertise or marketing and support capabilities to continue to compete successfully. See "--Management of Potential Growth and Expansion" and "Business--Competition."

 Dependence Upon Third-Party Marketing, Distribution and Engineering
Relationships

  An important element of the Company's strategy is to develop relationships with leading companies to enhance Concentric's engineering, marketing and distribution efforts. The Company has OEM agreements with Netscape and Microsoft pursuant to which the Company is entitled to distribute and modify these companies' browsers. The customization of browsers by the Company is an integral part of its current tailored VPN offerings. The Netscape agreement expires in December 1998 and the Microsoft agreement expires in March 1999. The Company has an agreement with Intuit for the development, operation and maintenance of a VPN that is the integrated access, dial-up network and infrastructure used by purchasers of Quicken, Turbo Tax and other Intuit software products to access the Quicken Financial Network Website and upgrade to full Internet access. The Intuit contract may be terminated at the election of Intuit upon six months prior notice of an election to terminate. The Company relies on these relationships for acquisition of consumer customers. The termination of or failure to renew any of these agreements or the inability of the Company to enter into similar relationships with others could have a material adverse effect on the Company's business, financial condition and results of operation. The Company has an outsourcing agreement with Critical Technologies Incorporated ("CTI"), a subsidiary of Williams Communications Group, Inc., that enables the Company to use CTI employees for the operational support of the Concentric network. The Company's use of CTI employees and CTI engineering expertise were integral to its development of the Concentric network and continue to be integral to ongoing operation of the Company's network operations center. Pursuant to the agreement with CTI, all of the CTI employees currently working for Concentric will become employees of Concentric at the termination of the agreement in December 2000. Termination of any of these agreements or the failure of the Company to renew any of the agreements upon termination on terms acceptable to the Company could result in a material adverse affect on the Company's business, financial condition and results of operations. See "Business--Key Business Alliances."

 Risks of Technological Change and Evolving Industry Standards

  The markets for the Company's services are characterized by rapidly changing technology, evolving industry standards, changes in customer needs, emerging competition and frequent new product and service introductions. The Company's future success will depend, in part, on its ability to effectively use leading technologies; to continue to develop its technical expertise; to enhance its current networking services; to develop new services that meet changing customer needs; to advertise and market its services; and to influence and respond to emerging industry standards and other technological changes in a timely and cost-effective basis. There can be no assurance that the Company will be successful in effectively using new technologies, developing new services or enhancing its existing services on a timely basis, or that such new technologies or enhancements will achieve market acceptance. The Company's pursuit of necessary technological advances may require substantial time and expense, and there can be no assurance that the Company will succeed in adapting its network service business to alternate access devices and conduits. An integral part of the Company's strategy is to design its network in order to meet the requirements of emerging standards such as 56.6 Kbps modems and applications such as IP-based interactive video and voice conferencing communications. Failure of the Company, for technological or other reasons, to develop and introduce new or enhanced services that are compatible with industry standards and that satisfy customer requirements would have a material adverse effect on the Company's business, financial condition and results of operations. See "Business--The Concentric Network."

  The Company believes that its ability to compete successfully is also dependent upon the continued compatibility and interoperability of its services with products and architectures offered by various vendors. Although the Company intends to support emerging standards in the market for Internet access, there can be no assurance that industry standards will be established or, if they become established, that the Company will be able to conform to these new standards in a timely fashion and maintain a competitive position in the market. Specifically, the Company's services rely on the continued widespread commercial use of TCP/IP. Alternative open protocol and proprietary protocol standards have been or are being developed. If any of these alternative protocols become widely adopted, there may be a reduction in the use of TCP/IP, which could render the Company's services obsolete and unmarketable. Additionally, two of the leading modem manufacturers, Rockwell and US Robotics, a subsidiary of 3Com Incorporated, have proposed different, incompatible standards for 56.6 Kbps modems and cable modems. The Company currently plans to accommodate both standards to the extent it can do so cost effectively. The failure of the Company to anticipate the prevailing standard, or the failure of a common standard to emerge could have a material adverse effect on the Company's business and results of operations. In addition, there can be no assurance that services or technologies developed by others will not render the Company's services or technology uncompetitive or obsolete.

  The Company faces the risk of fundamental changes in the way Internet access is delivered. Currently, Internet services are accessed primarily by computers connected by telephone lines. Recently, several companies announced the development and planned sale of cable television modems, wireless modems and satellite modems to provide access to the Internet. Cable television, satellite and wireless modems have the ability to transmit data at substantially faster speeds than the modems the Company and its subscribers currently use. In addition, wireless modems have the potential to reduce the cost of network services. As the Internet becomes accessible through these cable television, wireless and satellite modems and by screen-based telephones, television or other consumer electronic devices, or subscriber requirements change the way Internet access is provided, the Company will have to develop new technology or modify its existing technology to accommodate these developments. The Company's pursuit of these technological advances may require substantial time and expense, and there can be no assurance that the Company will succeed in adapting its Internet access business to alternate access devices and conduits.

 Risk of System Failure

  As the Company expands its network and usage grows, increased stress will be placed upon network hardware and traffic management systems. While the Company's network has been designed with redundant backbone circuits to allow traffic re-routing, there can be no assurance that the Company will not experience failures relating to individual network points of presence ("POPs") or even catastrophic failure of the entire network. Moreover, the Company's operations are dependent upon its ability to protect its network infrastructure against damage from fire, earthquakes, floods, mudslides, power loss, telecommunications failures and similar events. A significant portion of the Company's computer equipment, including critical equipment dedicated to its Internet access services, is located at its facilities in Bay City, Michigan, and Cupertino, California. In addition, the Company's modems and routers that serve large areas of the United States are located in such cities. The Company's network operations center, which manages the entire network, is in St. Louis, Missouri. Despite precautions taken by the Company, the occurrence of a natural disaster or other unanticipated problems at the Company's network operations center, at its hubs (sites at which the Company has located routers, switches and other computer equipment that make up the backbone of the Company's network infrastructure) or at a number of the Company's POPs has from time to time in the past caused, and in the future could cause, interruptions in the services provided by the Company. In addition, failure of the Company's telecommunications providers to provide the data communications capacity in the time frame required by the Company as a result of a natural disaster or operational disruption or for any other reason could cause interruptions in the services provided by the Company. Any damage or failure that causes interruptions in the Company's operations could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business--The Concentric Network."

 System Security Risks

  Despite the implementation of network security measures, the core of the Company's network infrastructure is vulnerable to computer viruses, break-ins and similar disruptive problems caused by its customers or Internet users. Computer viruses, break-ins or other problems caused by third parties could lead to interruptions, delays or cessation in service to the Company's customers and subscribers. Furthermore, such inappropriate use of the network by third parties could also potentially jeopardize the security of confidential information stored in the computer systems of the Company and its customers, which may result in liability to the Company and also may deter potential subscribers. Although the Company intends to continue to implement industry-standard security measures, such measures occasionally have been circumvented in the past, and there can be no assurance that measures implemented by the Company will not be circumvented in the future. The costs and resources required to eliminate computer viruses and alleviate other security problems may result in interruptions, delays or cessation of service to the Company's customers that could have a material adverse effect on the Company's business, financial condition and results of operations. See "-- Management of Potential Growth and Expansion," "--Dependence upon New and Enhanced Services," "--Risks of Technological Change and Evolving Industry Standards," "Use of Proceeds" and "Business--Services."

 Dependence Upon Key Personnel; Ability to Hire Additional Qualified Personnel

  The Company's success depends to a significant degree upon the continued contributions of its executive management team, including Henry R. Nothhaft, the Company's Chairman, President and Chief Executive Officer, and John K. Peters, the Company's Executive Vice President and General Manager, Network Services Division. The loss of the services of Messrs. Nothhaft or Peters could have a material adverse effect on the Company. The Company does not have employment agreements with any of its senior officers, including Messrs. Nothhaft or Peters. Nor does the Company carry key man life insurance on the life of any such persons. The Company's success will also depend upon the continued service of the other members of its senior management team and technical, marketing and sales personnel. The Company's employees may voluntarily terminate their employment with the Company at any time, and competition for qualified employees is intense. The Company's success also depends upon its ability to attract and retain additional highly qualified management, technical, sales and marketing and customer support personnel. The process of locating such personnel with the combination of skills and attributes required to carry out the Company's strategy is often lengthy. The loss of the services of key personnel, or the inability to attract additional qualified personnel, could have a material adverse effect upon the Company's results of operations, development efforts and ability to complete the expansion of its network infrastructure. Any such event could have a material adverse effect on the Company's business, financial condition and results of operations. See "--Management of Potential Growth and Expansion" and "Management."

 Risks Associated with International Expansion

  A key component of the Company's strategy is its planned expansion into international markets. In particular, the Company has entered into an agreement with TMI, to establish an international network based on Concentric's network technology and expertise and TMI's existing telecommunications infrastructure to deliver a range of compatible network services worldwide. If the companies are not able to successfully deploy Concentric's technology over TMI's infrastructure, or if Concentric is unsuccessful in transferring its knowledge to TMI employees, the Company's international strategy may be delayed and the Company's business, results of operation or financial condition could be materially adversely affected. To date, the Company has only limited experience in working with TMI to develop versions of its products and marketing and distributing its products internationally. Additionally, the Company entered into a roaming services agreement in June 1997 with NTT PC. The roaming services agreement allows Concentric customers to use the NTT PC network to access their internet accounts in Japan and allows members of the NTT PC network to access their internet accounts in the United States and Canada. Additionally, the Company acquired Web hosting facilities in Stockholm, Sweden, Tokyo, Japan and Hong Kong in February 1998. There can be no assurance that the Company will be able to successfully market, sell and deliver its products in these markets. In addition to the uncertainty as to the Company's ability to expand its international presence, there are certain risks inherent in doing business on an international level, such as unexpected changes in regulatory requirements, export restrictions, export controls relating to encryption technology, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable, political instability, fluctuations in currency exchange rates, seasonal reductions in business activity during the summer months in Europe and certain other parts of the world and potentially adverse tax consequences that could adversely impact the success of the Company's international operations. There can be no assurance that one or more of such factors will not have a material adverse effect on the Company's future international operations and, consequently, on the Company's business, financial condition and results of operations.

 Government Regulation

  The FCC currently does not regulate value-added network software or computer equipment related services that transport data or voice messages over telecommunication facilities. The Company provides value-added IP-based network services, in part, through data transmissions over public telephone lines. These transmissions are governed by regulatory policies establishing charges and terms for wireline communications. Operators of these types of value-added networks that provide access to regulated transmission facilities only as part of a data services package currently are excluded from regulations that applies to "telecommunications carrier" and as such the Company is not currently subject to direct regulation by the FCC or any other governmental agency, other than regulations applicable to businesses generally. However, in the future the Company could become subject to regulation by the FCC or another regulatory agency as a provider of basic telecommunications services.

  Currently, the FCC is reviewing its regulatory positions and could seek to impose common carrier regulation on the network transport and communications facilities aspects of an enhanced or information service package. Further, the FCC could conclude that the Company's protocol conversions, computer processing, and interaction with customer-supplied information are insufficient to afford the Company the benefits of the enhanced or information service classification, and thereby may seek to regulate some segments of the Company's activities as basic telecommunications services. While state public utility commissions generally have declined to regulate enhanced or information services, some states have continued to regulate particular aspects of enhanced services in limited circumstances, such as where they are provided by LECs. Moreover, the public service commissions of certain states continue to review potential regulation of such services. There can be no assurance that regulatory authorities of states within which Concentric makes its Internet access, Intranet and VPN services available will not seek to regulate aspects of these activities as telecommunications services. Changes in the regulatory environment relating to the Internet connectivity market, including regulatory changes that directly or indirectly affect telecommunications costs or increase the likelihood or scope of competition from the RBOCs or other telecommunications companies, could affect the prices at which the Company may sell its services. The Company cannot predict the impact, if any, that future regulation or regulatory changes may have on its business and there can be no assurance that such future regulation or regulatory changes will not have a material adverse effect on the Company's business, results of operations and financial condition.

 Dependence on Technology; Proprietary Rights

  The Company's success and ability to compete is dependent in part upon its technology, although the Company believes that its success is more dependent upon its technical expertise than its proprietary rights. The

Company principally relies upon a combination of copyright, trademark and trade secret laws and contractual restrictions to protect its proprietary technology. It may be possible for a third party to copy or otherwise obtain and use the Company's products or technology without authorization or to develop similar technology independently, and there can be no assurance that such measures have been, or will be, adequate to protect the Company's proprietary technology or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology. The Company operates a material portion of its business over the Internet, which is subject to a variety of risks. Such risks include but are not limited to the substantial uncertainties that exist regarding the system for assigning domain names and the status of private rules for resolution of disputes regarding rights to domain names. There can be no assurance that the Company will continue to be able to employ its current domain names in the future or that the loss of rights to one or more domain names will not have a material adverse effect on the Company's business and results of operations.

  Although the Company does not believe that it infringes the proprietary rights of any third parties, there can be no assurance that third parties will not assert such claims against the Company in the future or that such claims will not be successful. The Company could incur substantial costs and diversion of management resources with respect to the defense of any claims relating to proprietary rights, which could have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, parties making such claims could secure a judgment awarding substantial damages, as well as injunctive or other equitable relief that could effectively block the Company's ability to license its products in the United States or abroad. Such a judgment would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company is obligated under certain agreements to indemnify the other party in connection with infringement by the Company of the proprietary rights of third parties. In the event the Company is required to indemnify parties under these agreements, it could have a material adverse effect on the business, financial condition and results of operations of the Company. In the event a claim relating to proprietary technology or information is asserted against the Company, the Company may seek licenses to such intellectual property. There can be no assurance, however, that licenses could be obtained on commercially reasonable terms, if at all, or that the terms of any offered licenses would be acceptable to the Company. The failure to obtain the necessary licenses or other rights could have a material adverse effect on the Company's business, financial condition and results of operations.

 Potential Liability for Information Disseminated Through Network

  The law relating to the liability of online service providers, private network operators and Internet service providers for information carried on or disseminated through the facilities of their networks is currently unsettled. Several lawsuits seeking a judgment of such liability are pending. In one case brought against an Internet service provider, Religious Technology Center v. Netcom On-Line Communication Services, Inc., the United States District Court for the Northern District of California ruled in a preliminary phase that under certain circumstances Internet service providers could be held liable for copyright infringement. The case has not reached final judgment. Such claims have been asserted against the Company in the past, and there can be no assurance that such claims will not be asserted in the future, or if asserted, will not be successful. The Telecommunications Act of 1996 prohibits and imposes criminal penalties and civil liability for using an interactive computer service for transmitting certain types of information and content, such as obscene communications. Numerous states have adopted or are currently considering similar types of legislation. The imposition upon the Company, Internet service providers or Web server hosts of potential liability for materials carried on or disseminated through their systems could require the Company to implement measures to reduce its exposure to such liability, which may require the expenditure of substantial resources or the discontinuation of certain product or service offerings. Further, the costs incurred in defending against any such claims and potential adverse outcomes of such claims could have a material adverse effect on the Company's financial condition and results of operations. The Company believes that it is currently unsettled whether the Telecommunications Act of 1996 prohibits and imposes liability for any services provided by the Company should the content of information transmitted be subject to the statute.

 Legal Proceedings

  In late April and early May, 1997, three putative securities class action complaints were filed in the United States District Court, Central District by certain stockholders of Diana, the parent corporation of Sattel, alleging securities fraud related to plaintiffs' purchase of shares of Diana Common Stock in reliance upon allegedly misleading statements made by defendants, Diana, Sattel and certain of their respective affiliates, officers and directors. Concentric was named as a defendant in the complaint in connection with certain statements made by Diana and officers of Diana related to Concentric's purchase of network switching equipment from Diana's Sattel subsidiary. The plaintiffs seek unspecified compensatory damages. A motion by the Company to dismiss the complaint was denied, and the court has allowed the action to proceed against the Company. A trial date has not yet been determined.

  While the ultimate outcome of such litigation is uncertain, the Company believes it has meritorious defenses to the claims and intends to conduct a vigorous defense. An unfavorable outcome in this matter could have a material adverse effect on the Company's financial condition. In addition, even if the ultimate outcome is resolved in favor of the Company, the defense of such litigation could entail considerable cost and the diversion of efforts of management, either of which could have a material adverse effect on the Company's results of operations. See "Business--Legal Proceedings" and Note 11 of Notes to Financial Statements.

              Item 8. Financial Statements and Supplementary Data

  The information required by Item 8 is incorporated by reference herein from
Part IV Item 14(a)(1) and (2).

    Item 9. Changes in and Disagreements with Accountants on Accounting and
                             Financial Disclosure

  Not applicable.

                                   PART III

  Certain information required by Part III is omitted from this Report in that the registrant will file a definitive Proxy Statement pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference.

                Item 10. Directors and Officers of the Company

  Certain information regarding the directors and officers of the Company is contained herein under Item 1, "Executive Officers and Directors of the Company."

  Information regarding directors appearing under the caption "Election of Directors--Directors and Nominees for Director" in the Proxy Statement is hereby incorporated by reference.

  Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is hereby incorporated herein by reference from the section entitled "Election of Directors--Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

                        Item 11. Executive Compensation

  The information required by Item 11 is set forth under the caption, "Executive Compensation" in the Company's Proxy Statement, which information is incorporated herein by reference.

    Item 12. Security Ownership of Certain Beneficial Owners and Management

  The information required by Item 12 is set forth under the caption "Security Ownership" in the Company's Proxy Statement, which information is incorporated herein by reference.

            Item 13. Certain Relationships and Related Transactions

  The information required by Item 13 is set forth under the captions "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" in the Company's Proxy Statement, which information is incorporated herein by reference.

                                    PART IV

    Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K

  (a) The following documents are filed as part of this Report:

    1. CONSOLIDATED FINANCIAL STATEMENTS

  The following consolidated financial statements of Concentric Network Corporation are filed as part of this Report:

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
Concentric Network Corporation:
Report of Ernst & Young LLP, Independent Auditors........................   F-2
Balance Sheets...........................................................   F-3
Statements of Operations.................................................   F-4
Statements of Common Stock Subject to Rescission and Stockholders' Equity
 (Deficit)...............................................................   F-5
Statements of Cash Flows.................................................   F-7
Notes to Financial Statements............................................   F-9
Internex Information Services, Inc.:
Report of Arthur Andersen LLP, Independent Accountants...................  F-24
Balance Sheets...........................................................  F-25
Statements of Operations.................................................  F-26
Statements of Shareholders' Equity.......................................  F-27
Statements of Cash Flows.................................................  F-28
Notes to Financial Statements............................................  F-29
Selected Unaudited ProForma Condensed Combined Financial Information:
Introduction.............................................................  F-34
Balance Sheet............................................................  F-35
Statements of Operations.................................................  F-36
Notes to Selected Unaudited Pro Forma Condensed Combined Financial
 Information.............................................................  F-37

    2. CONSOLIDATED FINANCIAL STATEMENTS SCHEDULE.

Schedule II--Valuation and Qualifying Accounts

  All other schedules have been omitted because the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements including the notes thereto.

    3. EXHIBITS

    The exhibits listed under Item 14(c) hereof are filed as part of this Annual Report on Form 10-K.

    (b) During the fiscal quarter ended December 31, 1997, the Company filed a Current Report on Form 8-K dated December 16, 1997 with the Commission on December 30, 1997 reporting information under items 5 and 7.

    (c) Exhibits

  The following exhibits are filed with this Report:

   EXHIBIT
   NUMBER                             EXHIBIT TITLE
   -------                            -------------
    3.2*   Amended and Restated Certificate of Incorporation of Registrant.
    3.4*   Amended and Restated Bylaws of Registrant.
   10.1*   Amended and Restated Registration Rights Agreement, as amended and restated as of August 21, 1996, by and among the Registrant, GS
           Capital Partners, L.P., Kleiner Perkins Caufield & Byers VII,
           Comdisco, Inc., Intuit, Inc., certain listed holders of Series C
           Convertible Preferred Stock, certain listed holders of Common
           Stock, certain listed holders of Series D Convertible Preferred
           Stock, and Racal-Datacom, Inc.
   10.2*   Preferred Stock and Warrant Purchase Agreement, dated as of April
           20, 1995, by and among the Registrant, GS Capital Partners, L.P., and Kleiner Perkins Caufield & Byers VII and KPCB Information
           Sciences Zaibatsu Fund 11, as amended.
   10.3*   Form of Director and Officer Indemnification Agreement.
   10.4*   1995 Stock Incentive Plan for Employees and Consultants, as
           amended February 21, 1996.
   10.5*   Amended and Restated 1996 Stock Plan.
   10.6*   1997 Stock Plan.
   10.7*   1997 Employee Stock Purchase Plan.
   10.8*   Termination of Services and Indemnification Agreement, dated as of
           February 15, 1996, by and between the Registrant and Marc Collins-
           Rector and Chad Shackley.
   10.9*   Agreement, dated as of February 15, 1996, by and between the
           Registrant and Randy Maslow.
   10.10*  Governance Agreement, dated May 15, 1997, by and among the
           Registrant, Marc Collins-Rector, Chad Shackley, GS Capital
           Partners, L.P., Kleiner Perkins Caufield & Byers VII, KPCB VII
           Founders Fund, KPCB Information Sciences Zaibatsu Fund II, and
           Intuit, Inc.
   10.11+* Amended and Restated Employee Services and Staffing Agreement,
           dated June 19, 1997, between the Registrant and Critical
           Technologies, Inc., as amended on September 30, 1996, and October
           23, 1996, including Colocation Services Agreement, dated as of
           November 1, 1994, between the Registrant and Critical
           Technologies, Inc. and amendments thereto.
   10.12+* Internet-Sign Up Wizard Referral and Microsoft Internet Explorer
           License and Distribution Agreement, dated March 28, 1997, between the Registrant and Microsoft Corporation.
   10.13+* OEM License Agreement dated July 27, 1995, between the Registrant and Netscape Communications Corporation, as amended by First
           Amendment, dated January 2, 1996, Second Amendment, effective
           January 2, 1996, and Third Amendment, dated May 21, 1996.
   10.14+* "Dial up Client" Agreement, dated August 21, 1995, between the
           Registrant and Netscape Communications Corporation.
   10.15+* "Internet Account Server" Participation Agreement, dated as of
           January 14, 1997, between the Registrant and Netscape
           Communications Corporation.

   EXHIBIT
   NUMBER                             EXHIBIT TITLE
   -------                            -------------
   10.16+* Special Customer Arrangement, dated May 17, 1996, between MCI
           Telecommunications Corporation and Sattel Communications LLC, as
           amended by First Amendment, dated July 2, 1996; assigned to
           Registrant by Assignment and Novation Agreement #2, dated as of
           August 7, 1996.
   10.17+* Master Agreement for MCI Enhanced Services, effective November 1,
           1996, between the Registrant and MCI Telecommunications
           Corporation.
   10.18+* Amended and Restated Employee Services and Staffing Agreement.
   10.19+* Amendment No. 3 to Internet Access Services Agreement, dated
           August 23, 1996, between the Registrant and Intuit Inc.
   10.20+* Contract for Services, dated June 17, 1996, by and between the
           Registrant and MFS Telephone, Inc.
   10.21+* AT&T Contract Tariff Order, dated June 17, 1996, and Addendum of even date therewith.
   10.22+* Master Lease Agreement Number CON01C Between Concentric Research
           Corporation and Racal-Datacom, Inc. ("Racal"), dated August 4,
           1994, as Supplemented by Letter Agreement, dated March 30, 1995,
           Between the Corporation and Racal.
   10.23+* Lease Agreement Number CON04C between Concentric Network
           Corporation and Racal-Datacom, Inc., dated June 26, 1996.
   10.24+* Master On-site Maintenance Plan Agreement Number CON02C Between
           Concentric Research Corporation and Racal-Datacom, Inc., dated
           August 24, 1994.
   10.25*  Lease Agreement, dated November 1, 1996, effective March 11, 1996, by and between the Registrant and Saginaw Video Associates, d.b.a.
           Saginaw Conference Center.
   10.26*  Amended and Restated Lease Agreement, dated as of October 7, 1996, between the Registrant and Larry Shackley.
   10.27*  (Master) Lease, dated January 26, 1988, between Tandem Computers
           Incorporated and Spicker-French #130, Limited Partnership, as
           amended by Lease Amendment No. 1, effective February 5, 1990, and
           Extension Agreement, dated March 23, 1993.
   10.28*  Sublease, dated June 22, 1995, between the Registrant and Tandem
           Computers Incorporated.
   10.29*  Sublease, dated April 25, 1995, between Tandem Computers
           Incorporated and Passage Systems, Inc.
   10.30*  Assignment Agreement, dated December 6, 1996, by and between the
           Registrant and Passage Systems, Inc.
   10.31+* Internet Access Service Agreement, dated December 11, 1995, effective as of August 1, 1995, between the Registrant and Intuit,
           Inc., as amended.
   10.32+* Virtual Private Network Services, dated August 16, 1996, between the Registrant and WebTV Networks, Inc.
   10.33+* Support Services Agreement, dated March 31, 1997, by and between the Registrant and MCI Telecommunications Corporation.
   10.34*  Note and Warrant Purchase Agreement, dated June 19, 1997, by and between the Registrant and Williams Communications Group, Inc.
           ("WCG")
   10.35*  Service Credits Letter Agreement, dated June 19, 1997, by and between the Registrant and WCG.
   10.36*  $1,100,000 Obligation Letter Agreement, dated June 19, 1997, between the Registrant and WCG.

   EXHIBIT
    NUMBER                            EXHIBIT TITLE
   -------                            -------------
   10.37*   Agency Agreement and Distribution Agreement, dated June 19, 1997, between the Registrant and WCG.
   10.38+*  Co-Marketing Service Agreement, dated June 23, 1997 between the
            Registrant and Netscape Communications, Inc. ("Netscape")
   10.39+*  Trademark License Agreement, dated June 23, 1997, between the
            Registrant and Netscape.
   10.40+*  Software License Order Form, dated June 23, 1997, between the
            Registrant and Netscape.
   10.41*   Note and Warrant Purchase Agreement, dated June 23, 1997, between the Registrant, Kleiner Perkins, Caufield & Byers VII and KPCB
            Information Science Zaibatsu Fund VII.
   10.42**  Amendment to Virtual Private Network Services Agreement between the Registrant and WebTV Networks, Inc., dated November 1, 1997.
   10.43*** Registration Rights Agreement, dated as of December 18, 1997 between the Registrant and UBS Securities LLC, Bear Stearns &
            Co., Inc., and Wheat First Securities, Inc. (the "Initial
            Purchasers")
   10.44*** Purchase Agreement, dated as of December 15, 1997 between the
            Registrant and the Initial Purchasers.
   10.45*** Warrant Agreement, dated as of December 18, 1997, between the
            Registrant and the Initial Purchasers.
   10.46*** Warrant Registration Rights Agreement, dated as of December 18,
            1997, between the Registrant and the Initial Purchasers.
   10.47*** Escrow Agreement, dated December 18, 1997, between the Registrant and Chase Manhattan Bank and Trust Company, National Association.
   10.48*** Indenture, dated as of December 18, 1997 among the Registrant and
            Chase Manhattan Bank and Trust Company, National Association, as
            trustee.
   10.49*** Form of $150,000,000 12 3/4% Senior Note due 2007
   10.50*** Form of $150,000,000 new 12 3/4% Senior Notes due 2007.
   10.51*** Form of Warrant to purchase Common Stock
   10.52    Standard Industrial Lease, dated as of February 17, 1995, by and between Tiara Computer Systems, Inc. and Internex Information
            Services, Inc.
   10.53    Standard Industrial Lease, dated as of July 25, 1996, by and between San Tomas Investors II and Internex Information Service,
            Inc.
   11.1     Statement re computation of earnings per share.
   21.1     List of Subsidiaries.
   23.2     Consent of Ernst & Young, LLP, Independent Auditors
   23.3     Consent of Arthur Andersen, LLP, Independent Public Accountants.
   24.1     Power of Attorney (see signature page).
   27.1     Financial Data Schedule

--------
* Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 333-27241), as amended, declared effective by the Securities and Exchange Commission ("SEC") on July 31, 1997.
** Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, filed with the SEC on November 14, 1997.
*** Incorporated by reference from the Company's Registration Statement on
    Form S-4, filed with the SEC on January 28, 1998.
+ Certain information in this exhibit was omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. (s)(5) 200.80(b)(4), 200.83 and 230.46.

  (d) Schedule II--Valuation and Qualifying Accounts

                                            ADDITIONS   DEDUCTIONS
                                 BALANCE    CHARGED TO UNCOLLECTABLE  BALANCE
                               AT BEGINNING  COSTS &     ACCOUNTS     AT END
    DESCRIPTION                 OF PERIOD    EXPENSES   WRITTEN OFF  OF PERIOD
    -----------                ------------ ---------- ------------- ---------
For the period ended December
 31, 1997.....................   $56,000     $40,000      $15,951     $80,049
For the period ended December
 31, 1996.....................         0      56,000            0      56,000
For the period ended December
 31, 1995.....................         0           0            0           0

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

Date: March 5, 1998                       Concentric Network Corporation

                                                   /s/ Henry R. Nothhaft
                                          By: _________________________________
                                                     Henry R. Nothhaft
                                               Chairman, President and Chief
                                                     Executive Officer

  KNOW ALL PERSON BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Henry R. Nothhaft, and Michael Anthofer, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue thereof.

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:

              SIGNATURE                        TITLE                 DATE

        /s/ Henry R. Nothhaft          Chairman, President      March 5, 1998
-------------------------------------   and Chief Executive
          HENRY R. NOTHHAFT             Officer and
                                        Director (Principal
                                        Executive Officer)

        /s/ Michael Anthofer           Vice President,          March 5, 1998
-------------------------------------   Finance and Chief
          MICHAEL ANTHOFER              Financial Officer
                                        (Principal
                                        Financial and
                                        Accounting Officer)

          /s/ Vinod Khosla             Director                 March 5, 1998
-------------------------------------
            VINOD KHOSLA

                                       Director
-------------------------------------
            FRANCO REGIS

        /s/ Gary E. Rieschel           Director                 March 5, 1998
-------------------------------------
          GARY E. RIESCHEL

      /s/ Louis P. Bender, III         Director                 March 5, 1998
-------------------------------------
        LOUIS P. BENDER, III

          /s/ Gordon Martin            Director                 March 5, 1998
-------------------------------------
            GORDON MARTIN

                         CONCENTRIC NETWORK CORPORATION

                         INDEX TO FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
Concentric Network Corporation:
Report of Ernst & Young LLP, Independent Auditors........................   F-2
Balance Sheets...........................................................   F-3
Statements of Operations.................................................   F-4
Statements of Common Stock Subject to Rescission and Stockholders' Equity
 (Deficit)...............................................................   F-5
Statements of Cash Flows.................................................   F-7
Notes to Financial Statements............................................   F-9
Internex Information Services, Inc.:
Report of Arthur Andersen LLP, Independent Auditors......................  F-24
Balance Sheets...........................................................  F-25
Statements of Operations.................................................  F-26
Statements of Shareholders' Equity.......................................  F-27
Statements of Cash Flows.................................................  F-28
Notes to Financial Statements............................................  F-29
Selected Unaudited ProForma Condensed Combined Financial Information:
Introduction.............................................................  F-34
Balance Sheet............................................................  F-35
Statements of Operations.................................................  F-36
Notes to Selected Unaudited Pro Forma Condensed Combined Financial
 Information.............................................................  F-37

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors Concentric Network Corporation.

  We have audited the accompanying balance sheets of Concentric Network Corporation as of December 31, 1996 and 1997, and the related statements of operations, common stock subject to rescission and stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule included in Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Concentric Network Corporation at December 31, 1996 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the financial information set forth therein.

                                          /s/ Ernst & Young LLP

San Jose, California
January 27, 1998, except for Note
12 as to which the date is
February 5, 1998

                         CONCENTRIC NETWORK CORPORATION

                                 BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              DECEMBER 31,
                                                           -------------------
                                                             1996      1997
                                                           --------  ---------
                          ASSETS
Current assets:
 Cash and cash equivalents................................ $ 17,657  $ 119,959
 Current portion of restricted cash.......................      --      19,125
 Accounts receivable, net of allowances of $56 in 1996 and
  $80 in 1997.............................................    1,849      4,549
 Prepaid expenses and other current assets................    1,722      5,139
                                                           --------  ---------
  Total current assets....................................   21,228    148,772
Property and equipment:
 Computer and telecommunications equipment................   55,091     71,942
 Software.................................................      583      1,519
 Furniture and fixtures and leasehold improvements........    2,130      2,984
                                                           --------  ---------
                                                             57,804     76,445
 Accumulated depreciation and amortization................    9,877     22,735
                                                           --------  ---------
                                                             47,927     53,710
Restricted cash, net of current portion...................      --      33,400
Other assets..............................................    1,567      8,607
                                                           --------  ---------
    Total assets.......................................... $ 70,722  $ 244,489
                                                           ========  =========
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable......................................... $ 16,723  $  10,144
 Accrued compensation and other employee benefits.........      714      1,577
 Other current liabilities................................    2,163      4,917
 Current portion of capital lease obligations, including
  $10,180 in 1996 and $13,600 in 1997 to a related party..   11,258     15,326
 Deferred revenue.........................................    1,238      1,435
                                                           --------  ---------
  Total current liabilities...............................   32,096     33,399
Capital lease obligations, including $29,167 in 1996 and
 $32,373 in 1997 to a related party, net of current
 portion..................................................   30,551     33,595
Notes payable.............................................      --     145,577
Commitments and contingencies
Class A common stock subject to rescission, $0.001 par
 value:
 Issued and outstanding shares--455 in 1996 and none in
  1997....................................................    5,150        --
Stockholders' equity:
 Preferred stock, $0.001 par value; issuable in series:
  Authorized shares--7,333 in 1996 and 10,000 in 1997
  Issued and outstanding shares--4,901 in 1996 and none in
   1997...................................................   95,215        --
 Common stock, $0.001 par value; issuable in classes:
  Authorized shares--13,343 in 1996 and 100,000 in 1997
  Issued and outstanding shares--1,393 in 1996 and 14,139
   in 1997................................................    1,850    182,721
Accumulated deficit.......................................  (93,952)  (149,534)
Deferred compensation.....................................     (188)    (1,269)
                                                           --------  ---------
  Total stockholders' equity..............................    2,925     31,918
                                                           --------  ---------
    Total liabilities and stockholders' equity............ $ 70,722  $ 244,489
                                                           ========  =========

                            See accompanying notes.

                         CONCENTRIC NETWORK CORPORATION

                            STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                   YEARS ENDED DECEMBER 31,
                                                  ----------------------------
                                                    1995      1996      1997
                                                  --------  --------  --------
Revenue.......................................... $  2,483  $ 15,648  $ 45,457
Costs and expenses:
  Cost of revenue................................   16,168    47,945    61,439
  Network equipment write-off....................      --      8,321       --
  Development....................................      837     2,449     4,850
  Marketing and sales, including $920, $2,448 and
   $2,600 to a related party for the years ended
   December 31, 1995, 1996 and 1997,
   respectively..................................    3,899    16,609    24,622
  General and administrative.....................    2,866     3,445     4,790
                                                  --------  --------  --------
    Total costs and expenses.....................   23,770    78,769    95,701
                                                  --------  --------  --------
Loss from operations.............................  (21,287)  (63,121)  (50,244)
Other income.....................................      --        --      1,233
Interest income..................................      137       614     1,217
Interest expense, including $797, $3,065 and
 $6,197 to related parties for the years ended
 December 31, 1995, 1996 and 1997, respectively..     (858)   (3,874)   (7,788)
                                                  --------  --------  --------
Net loss......................................... $(22,008) $(66,381) $(55,582)
                                                  ========  ========  ========
Pro forma net loss per share.....................           $ (13.46) $  (5.63)
                                                            ========  ========
Shares used in computing pro forma net loss per
 share...........................................              4,937     9,872
                                                            ========  ========

                            See accompanying notes.

                         CONCENTRIC NETWORK CORPORATION

              STATEMENTS OF COMMON STOCK SUBJECT TO RESCISSION AND
                         STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)

                         COMMON STOCK        STOCKHOLDERS' EQUITY (DEFICIT)
                          SUBJECT TO   ------------------------------------------                TOTAL
                          RESCISSION   PREFERRED STOCK   COMMON STOCK    ACCUMU-   DEFERRED  STOCKHOLDERS'
                         ------------- ---------------- ---------------   LATED    COMPEN-      EQUITY
                         SHARES AMOUNT SHARES   AMOUNT  SHARES  AMOUNT   DEFICIT    SATION     (DEFICIT)
                         ------ ------ ------- -------- ------ -------- ---------  --------  -------------
Balance at December 31,
 1994...................  248    2,812    --        --  1,317     1,361    (5,563)     --        (4,202)
 Issuance of Series A
  preferred stock and
  common stock (net of
  issuance costs).......  --       --     906    10,147    62       117       --       --        10,264
 Issuance of Series C
  preferred stock (net
  of issuance costs)....  --       --     805    20,691   --        --        --       --        20,691
 Conversion of note to
  Series B preferred
  stock.................  --       --     367     4,035   --        --        --       --         4,035
 Warrants issued to
  purchase Series B
  preferred stock.......  --       --     --        822   --        --        --       --           822
 Issuance of Class A
  common stock..........   23      690    --        --    --          1       --       --             1
 Issuance of Class A
  common stock for
  services..............  --       --     --        --      2        19       --       --            19
 Conversion of officer's
  note payable for Class
  B common stock........  --       --     --        --      7        80       --       --            80
 Warrants issued to
  purchase Class A
  common stock..........  --       --     --        --    --         61       --       --            61
 Conversion of
  debentures to Class A
  common stock..........  174    1,578    --        --    --        --        --       --           --
 Net loss...............  --       --     --        --    --        --    (22,008)     --       (22,008)
                          ---   ------ ------  -------- -----  -------- ---------  -------     --------
Balance at December 31,
 1995...................  445    5,080  2,078    35,695 1,388     1,639   (27,571)     --         9,763
 Issuance of Class A
  common stock..........  --       --     --        --    --          1       --       --             1
 Conversion of
  debentures to Class A
  common stock..........   10       70    --        --    --        --        --       --           --
 Exercise of options....  --       --     --        --      5        22       --       --            22
 Conversion of note to
  Series C preferred
  stock (net of issuance
  costs)................  --       --     123     2,960   --        --        --       --         2,960
 Issuance of Series D
  preferred stock (net
  of issuance costs)....  --       --   2,451    48,533   --        --        --       --        48,533
 Conversion of note to
  Series D preferred
  stock.................  --       --     249     5,072   --        --        --       --         5,072
 Warrants issued to
  purchase Series D
  preferred stock.......  --       --     --      2,955   --        --        --       --         2,955
 Deferred compensation
  resulting from grant
  of options............  --       --     --        --    --        188       --      (188)         --
 Net loss...............  --       --     --        --    --        --    (66,381)     --       (66,381)
                          ---   ------ ------  -------- -----  -------- ---------  -------     --------
Balance at December 31,
 1996...................  455    5,150  4,901    95,215 1,393     1,850   (93,952)    (188)       2,925

                            See accompanying notes.

                         CONCENTRIC NETWORK CORPORATION

              STATEMENTS OF COMMON STOCK SUBJECT TO RESCISSION AND
                  STOCKHOLDERS' EQUITY (DEFICIT)--(CONTINUED)
                                 (IN THOUSANDS)

                                                     COMMON STOCK         STOCKHOLDERS' EQUITY (DEFICIT)
                                                      SUBJECT TO    ----------------------------------------------
                                                      RESCISSION    PREFERRED STOCK     COMMON STOCK      ACCUMU-   DEFERRED
                                                    --------------  -----------------  ----------------    LATED    COMPEN-
                                                    SHARES AMOUNT   SHARES    AMOUNT   SHARES   AMOUNT    DEFICIT    SATION
                                                    ------ -------  -------  --------  ------  --------  ---------  --------
 Issuance of Class A common stock for
  services ..........................                 --   $   --       --   $    --        5  $     17  $     --   $   --
 Conversion of Class B common to
  Series A preferred stock ..........                 --       --         7       --       (7)      --         --       --
 Conversion of Series A, B, C and D
  preferred to Class A common stock..                 --       --    (5,693)  (99,604)  5,693    99,604        --       --
 Shares issued upon the initial
  public offering (net of issuance
  costs) ............................                 --       --       --        --    4,945    52,757        --       --
 Shares issued in a private
  placement..........................                 --       --       --        --    1,246    14,950        --       --
 Conversion of note to Class A common
  stock .............................                 --       --       --        --      253     3,041        --       --
 Repurchase of Class A common stock
  in connection with the initial
  public offering ...................                 --       --       --        --     (185)   (2,217)       --       --
 Shares issued subject to dilution
  ratios.............................                 --       --       484       --      --        --         --       --
 Exercise of options to purchase
  stock .............................                 --       --       --        --       65       243        --       --
 Exercise of warrants to purchase
  stock .............................                 --       --       301     3,281     309     1,201        --       --
 Warrants issued to purchase stock ..                 --       --       --      1,108     --      5,370        --       --
 Deferred compensation resulting from
  grant of options ..................                 --       --       --        --      --      1,303        --    (1,303)
 Amortization of deferred
  compensation ......................                 --       --       --        --      --        --         --       222
 Expiration of statutes of
  limitations on common stock subject
  to rescission......................                (422)  (4,602)     --        --      422     4,602        --       --
 Repurchase of shares for
  cancellation in connection with
  Recission Offer....................                 (33)    (548)     --        --      --        --         --       --
 Net loss ...........................                 --       --       --        --      --        --     (55,582)     --
                                                     ----  -------  -------  --------  ------  --------  ---------  -------
Balance at December 31, 1997 ........                 --   $   --       --   $    --   14,139  $182,721  $(149,534) $(1,269)
                                                     ====  =======  =======  ========  ======  ========  =========  =======
                                                        TOTAL
                                                    STOCKHOLDERS'
                                                       EQUITY
                                                      (DEFICIT)
                                                    -------------
 Issuance of Class A common stock for
  services ..........................                 $     17
 Conversion of Class B common to
  Series A preferred stock ..........                      --
 Conversion of Series A, B, C and D
  preferred to Class A common stock..                      --
 Shares issued upon the initial
  public offering (net of issuance
  costs) ............................                   52,757
 Shares issued in a private
  placement..........................                   14,950
 Conversion of note to Class A common
  stock .............................                    3,041
 Repurchase of Class A common stock
  in connection with the initial
  public offering ...................                   (2,217)
 Shares issued subject to dilution
  ratios.............................                      --
 Exercise of options to purchase
  stock .............................                      243
 Exercise of warrants to purchase
  stock .............................                    4,482
 Warrants issued to purchase stock ..                    6,478
 Deferred compensation resulting from
  grant of options ..................                      --
 Amortization of deferred
  compensation ......................                      222
 Expiration of statutes of
  limitations on common stock subject
  to rescission......................                    4,602
 Repurchase of shares for
  cancellation in connection with
  Recission Offer....................                      --
 Net loss ...........................                  (55,582)
                                                    -------------
Balance at December 31, 1997 ........                 $ 31,918
                                                    =============

                            See accompanying notes.

                         CONCENTRIC NETWORK CORPORATION

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                   YEARS ENDED DECEMBER 31,
                                                  ----------------------------
                                                    1995      1996      1997
                                                  --------  --------  --------
OPERATING ACTIVITIES
Net loss......................................... $(22,008) $(66,381) $(55,582)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization................    2,196     7,528    16,852
    Amortization of deferred interest and
     marketing and sales related to issuance of
     warrants....................................      --      1,942     1,720
    Amortization of deferred compensation and
     other.......................................      --        --        658
    Loss on disposal of equipment................       29       --        162
    Network equipment write-off..................      --      8,321       --
    Compensation related to stock and option
     grants......................................      883       --        --
    Changes in current assets and liabilities:
      Prepaid expenses and other current assets..     (818)      (57)   (3,581)
      Accounts receivable........................      (14)   (1,734)   (2,700)
      Accounts payable...........................    3,051     5,129    (7,287)
      Accrued compensation and other employee
       benefits..................................      173       484       863
      Deferred revenue...........................      141     1,097       197
      Other current liabilities..................      539     1,546     2,795
                                                  --------  --------  --------
Net cash used in operating activities............  (15,828)  (42,125)  (45,903)
INVESTING ACTIVITIES
Additions of property and equipment..............   (1,427)   (6,889)   (6,130)
Increase in refundable deposits..................      --       (442)      --
Decrease (increase) in note receivable...........      255       --       (370)
                                                  --------  --------  --------
Net cash used in investing activities............   (1,172)   (7,331)   (6,500)
FINANCING ACTIVITIES
Proceeds from notes payable......................    7,000     6,300   155,000
Increase in restricted cash......................      --        --    (52,525)
Repayment of lease obligations to a related
 party...........................................   (1,609)   (4,561)  (10,039)
Repayment of lease obligations...................      --       (886)   (1,517)
Repayment of notes payable.......................     (218)   (1,300)   (2,000)
Repurchase of common stock.......................      --        --     (2,765)
Deferred financing costs.........................      --        --     (5,006)
Proceeds from issuances of stock.................   30,818    48,506    73,557
                                                  --------  --------  --------
Net cash provided by financing activities........   35,991    48,059   154,705
                                                  --------  --------  --------
Increase (decrease) in cash and cash
 equivalents.....................................   18,991    (1,397)  102,302
Cash and cash equivalents at beginning of
 period..........................................       63    19,054    17,657
                                                  --------  --------  --------
Cash and cash equivalents at end of period....... $ 19,054  $ 17,657  $119,959
                                                  ========  ========  ========

                            See accompanying notes.

                         CONCENTRIC NETWORK CORPORATION

                                 (IN THOUSANDS)

                                                      YEARS ENDED DECEMBER 31,
                                                     --------------------------
                                                       1995     1996     1997
                                                     -------- -------- --------
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
 FINANCING ACTIVITIES
Stock exchanged for notes payable, including
 accrued interest..................................  $  4,115 $  8,082 $  3,041
Capital lease obligations incurred with a related
 party.............................................  $ 14,578 $ 30,945 $ 23,042
Capital lease obligations incurred.................  $  1,207 $  2,136 $    --
Reduction of accounts payable through capital lease
 obligations incurred..............................  $    --  $    --  $  2,000
Convertible debentures exchanged for stock.........  $  1,578 $     70 $    --
Issuance of warrants...............................  $    883 $  2,955 $  5,370
Purchase of property and equipment through accounts
 payable...........................................  $    --  $  6,344 $    --
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid......................................  $    850 $  2,807 $  5,728

                            See accompanying notes.

                        CONCENTRIC NETWORK CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The Company

  Concentric Network Corporation (the Company or Concentric) was incorporated in the state of Florida in 1991 and reincorporated into Delaware in 1997. Concentric provides tailored, value-added Internet Protocol (IP) based network services for businesses and consumers. To provide these services, the Company utilizes its low/fixed latency, high-throughput network, employing its advanced network architecture and the Internet. Concentric's service offerings for enterprises include virtual private networks (VPNs), dedicated access facilities (DAFs), remote access services and Web hosting services. These services enable enterprises to take advantage of standard Internet tools such as browsers and high-performance servers for customized data communications within an enterprise and between an enterprise and its suppliers, partners and customers. These services combine the cost advantages, nationwide access and standard protocols of public networks with the customization, high performance, reliability and security of private networks.

  Cash and Cash Equivalents

  The Company considers all highly liquid investments with an original maturity (at date of purchase) of three months or less to be the equivalent of cash for the purpose of balance sheet and statement of cash flows presentation. Cash and cash equivalents consist primarily of money market funds and United States Government Obligations which are carried at cost which approximates market value. Cash and cash equivalents are held primarily with two banks.

  Property and Equipment

  Property and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets as follows: computer and telecommunications equipment: three to five years; purchased software: three to five years; furniture and fixtures: eight to ten years; and leasehold improvements: the shorter of the remaining term of the related leases or the estimated economic useful lives of the improvements. Equipment under capital leases is amortized over the shorter of the expected useful life or the related lease term (see Note 3).

  Revenue and Customer Receivables

  Revenue is recognized over the period in which services are provided, generally monthly. Payments received in advance of services being provided are included in deferred revenues. Substantially all end-user subscribers pay for services with major credit cards for which the Company receives daily remittances from the credit card carriers.

  Commissions and other obligations to strategic partners through marketing and distribution arrangements are expensed as incurred, at the time the associated revenue is recognized.

  Concentration of Credit Risk

  The Company typically offers its enterprise customers credit terms. The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral. Credit losses have historically been insignificant.

  Advertising Costs

  The Company expenses the costs of advertising as incurred except for direct-response advertising costs meeting certain specific criteria. To date, no direct-response advertising costs have been capitalized.

                        CONCENTRIC NETWORK CORPORATION

  Income Taxes

  The Company accounts for income taxes using the liability method in accordance with Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes" (FAS 109).

  Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Basic and Diluted Net Loss Per Share (Historical)

  In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" (FAS 128). FAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been restated to conform to the FAS 128 requirements.

  Except as noted below, net loss per share is computed using the weighted average number of shares of common stock outstanding excluding common stock subject to rescission. Common stock equivalent shares from convertible preferred stock and from stock options and warrants are not included as the effect is antidilutive. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletin No. 98 (SAB No. 98) which was issued in February 1998, common and common equivalent shares issued by the Company for nominal consideration during any of the periods for which a statement of operations was presented in the Company's initial public offering registration statement have been included in the calculation of basic and diluted net loss per share for all such periods in a manner similar to a stock split. The net loss per share calculations have been restated for all periods presented in accordance with SAB No. 98 which replaced SAB No. 83. The following table shows basic net loss per share:

                                                      YEAR ENDED DECEMBER
                                                              31,
                                                     ------------------------
                                                      1995     1996     1997
                                                     -------  -------  ------
   Basic Net Loss Per Share......................... $(16.53) $(47.72) $(8.34)
                                                     =======  =======  ======
   Shares Used in Computing Basic Net Loss Per
    Share...........................................   1,331    1,391   6,665
                                                     =======  =======  ======

  Pro Forma Net Loss Per Share

  Pro forma net loss per share has been computed as described above and also gives effect, even if antidilutive, to common equivalent shares from convertible preferred shares that were automatically converted to common shares upon the closing of the Company's initial public offering (using the as-if-converted method).

  Stock-Based Compensation

  The Company accounts for employee stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB Opinion No. 25), and has adopted the "disclosure only" alternative described in Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123).

                        CONCENTRIC NETWORK CORPORATION

  Long-Lived Assets

  The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," effective January 1, 1996. The Company continually reviews long-lived assets to assess recoverability based upon undiscounted cash flow analysis. Impairments, if any, are recognized in operating results in the period in which a permanent diminution in value is determined (see Note 2).

  Customer Concentrations

  The Company currently derives a substantial portion of its total revenue from a single customer. For the years ended December 31, 1996 and 1997, revenue from WebTV Networks, Inc. represented approximately 10.1% and 33.4%, respectively, of the Company's total revenue.

  Effect of New Accounting Standards

  In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" (FAS 130), and Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" (FAS
131). The Company is required to adopt these Statements in fiscal 1998. FAS 130 establishes new standards for reporting and displaying comprehensive income and its components. FAS 131 requires disclosure of certain information regarding operating segments, products and services, geographic areas of operation and major customers. Adoption of these Statements is expected to have no material impact on the Company's financial position, results of operations or cash flows.

2. NETWORK EQUIPMENT WRITE-OFF

  In December 1996, the Company wrote off approximately $8,321,000 representing the net book value and future commitments for certain network equipment purchased from Sattel Communications LLC (Sattel), a stockholder of the Company. The Company decided not to deploy the equipment in the network because of concerns that the equipment would not provide the functionality and reliability required by the Company and concerns that the equipment provider would be unable to provide timely maintenance and support. Included in accounts payable in the accompanying balance sheet at December 31, 1996 and 1997 was $7,517,000 and $0, respectively, related to this equipment (see Note
11).

3. COMMITMENTS

  Operating Leases

  The Company has an agreement with a related party through which such related party makes available the premises at which the Company's POP sites throughout the United States are located. POP sites are locations where certain telecommunications switching and related equipment are installed. This agreement expires in December 2000, and the amount of the payments is based, among other things, on the number of POP sites maintained by the Company, subject to certain minimums. Expenses of approximately $1,155,000, $1,622,000 and $1,326,000 were incurred during the years ended December 31, 1995, 1996 and 1997, respectively, for these facilities. Additionally, the Company has agreements with three telecommunications companies to locate POP sites and certain of such equipment at their facilities. The expiration dates associated with these agreements range from December 1998 to January 2000.

                        CONCENTRIC NETWORK CORPORATION

  The Company leases its facilities and certain office equipment under non-cancelable operating leases which expires at various dates through December 2001. Total rent expense for all operating leases was approximately $1,291,000, $2,060,000 and $2,418,000 for the years ended December 31, 1995,
1996 and 1997, respectively.

  Future minimum lease commitments for all noncancelable operating leases at December 31, 1997 are as follows (in thousands):

   1998.................................................................. $1,710
   1999..................................................................    829
   2000..................................................................    226
   2001..................................................................    216
                                                                          ------
   Total................................................................. $2,981
                                                                          ======

  Capital Leases

  In August 1994, the Company entered into a master lease agreement under which a related party began installing networking equipment at the Company's POP sites and data center. This agreement became effective upon installation and acceptance by the Company on March 31, 1995. The lease provides for monthly payments for terms of 48 or 60 months, depending upon the type of equipment. The Company has continued to install equipment under the terms of this agreement, resulting in a monthly payment of approximately $896,000 and $1,443,000 at December 31, 1996 and 1997, respectively.

  In September 1995, the Company entered into a master lease agreement with a third party for an equipment lease line against which the Company has leased approximately $3,342,000 as of December 31, 1997. The term of the lease is 36 months and provides for monthly payments of approximately $114,000 as of December 31, 1997. The Company has granted to the third party a security interest in all equipment leased under this agreement.

  Assets capitalized under capital leases totaled approximately $48,856,000, and $61,927,000 at December 31, 1996 and 1997, respectively, and are included in computer and telecommunications equipment. Accumulated amortization for assets capitalized under capital leases totaled approximately $8,306,000 and $18,542,000 at December 31, 1996 and 1997, respectively. Amortization of leased assets is included in depreciation and amortization expense. Future minimum lease payments under capital lease obligations at December 31, 1997 are as follows (in thousands):

   1998................................................................ $20,516
   1999................................................................  16,077
   2000................................................................  12,498
   2001................................................................   8,444
   Thereafter..........................................................   1,587
                                                                        -------
   Total minimum lease payments........................................  59,121
   Less amount representing interest...................................  10,200
                                                                        -------
   Present value of net minimum lease payments.........................  48,921
   Less current portion of capital leases..............................  15,326
                                                                        -------
   Long-term portion of capital leases................................. $33,595
                                                                        =======

                        CONCENTRIC NETWORK CORPORATION

  Other

  The Company has a noncancelable service agreement with AT&T for the utilization of its frame relay telecommunications network. The agreement provides for minimum payments to AT&T of approximately $300,000 per month over its three-year term, expiring in June 1999.

  The Company has a noncancelable service agreement with MCI for the utilization of its ATM telecommunications network. The agreement provides for minimum payments to MCI of approximately $1,200,000 per year over its term, expiring three years after the end of an initial ramp up period but no later than June 2000. The Company also has a noncancelable telecommunications service agreement with MCI for other services, including dedicated access and 800 service, that provides for minimum payments of approximately $8,500,000 over the term of the agreement, expiring in June 1998. The Company had incurred expenses of approximately $3,700,000 and $8,100,000 for the years ended December 31, 1996 and 1997, respectively, related to these other services.

  In November 1995, the Company entered into a two-year service agreement under which a third party provided substantially all of the network analysis and deployment and maintenance of POP sites. In 1997, the third party was purchased by Williams Communication, Group Inc. (Williams), a stockholder of the Company and whom also has a seat on the Board of Directors of the Company, and the agreement was extended to December 31, 2000. The Company will reimburse the related party for its employee compensation and direct costs for services provided. At the end of the agreement, Williams is obligated to transfer to the Company those personnel, resources, and facilities used to support the Company's network analysis, POP site deployment, and maintenance. Additionally, as part of the agreement, the Company granted 60,000 options for its common stock to employees of Williams at an exercise price of $3.75. At December 31, 1997, all of these options were vested.

  In August 1997, the Company entered into a five-year service and equipment agreement under which Williams, a related party, will provide telecommunication services and equipment. The agreement provides for minimum payments as follows: $1.2 million in 1998, $2.5 million in 1999, $7.0 million in 2000, $6.5 million in 2001 and $4.0 million in 2002. At the election of the third party, $2.0 million of the minimum payments may be paid by the issuance of common stock of the Company at the then-current fair market value.

4. CONVERTIBLE DEBENTURES AND NOTES PAYABLE

  Bridge Loans

  At December 31, 1995, convertible debentures in the amount of $70,000, representing 9,802 shares of common stock, were outstanding. The conversion of these debentures into shares of common stock subject to rescission was completed in March 1996.

  In 1995, the Company issued convertible notes totaling $7,000,000 to shareholders of which $4,000,000, plus accrued interest, was converted into Series B convertible preferred stock in December 1995. The remaining $3,000,000 outstanding at December 31, 1995 was converted into Series C convertible preferred stock in February 1996.

  In June 1997, the Company borrowed $3 million from a related party in the form of a 10% convertible secured promissory note (the Secured Note). The Secured Note automatically converted into 253,403 shares of common stock upon the closing of the Public Offering at a per share conversion price equal to the Public Offering price of $12.00. In connection with the Secured Note, the Company issued a warrant to purchase 63,351 shares of common stock at an exercise price of $6.00 per share (see Note 7).

                        CONCENTRIC NETWORK CORPORATION

  In June 1997, the Company borrowed $2 million from a stockholder in the form of a 10% unsecured promissory note (the Unsecured Note). The Unsecured Note was repaid in August 1997. In connection with the Unsecured Note, the Company issued a warrant to purchase 83,333 shares of common stock at an exercise price of $6.00 per share (see Note 7).

  Senior Notes

  In December 1997, the Company issued 150,000 units (collectively, the Units), each consisting of $1,000 principal amount of 12 3/4% Senior Notes (the Senior Notes) due 2007 and one warrant (a Warrant), each Warrant entitling the holder thereof to purchase 6.34 shares of common stock at $10.86 per share and such Warrants expire on December 15, 2007 (see Note 7) for aggregate cash proceeds of $150.0 million. Approximately $52.5 million of the cash proceeds was placed in a escrow account to fund the first six interest payments in accordance with the Senior Note agreement.

  The Warrants resulted in the right of the holders to purchase 951,108 shares of the Company's common stock. The Company deemed the fair value of the warrants, using the Black-Scholes method to be approximately $4,440,000 which was recorded as a discount on the Senior Notes. The discount is being amortized as interest expense over the term of the Senior Notes. Amortization expense was nominal for the year ended December 31, 1997.

  The Senior Notes will be redeemable at the option of the Company, in whole or in part, at any time on or after December 15, 2002, at the redemption prices set forth within the Senior Note agreement, plus accrued interest to the date of redemption. In addition, on or prior to December 15, 2000, the Company may redeem up to 35% of the original aggregate principal amount of Senior Notes at a redemption price of 112.75% of the principal amount, together with accrued and unpaid interest to the date of redemption with the net cash proceeds of one or more public equity offerings or the sale of common stock to a strategic investor, provided that at least 65% of the original aggregate principal amount of the Senior Notes remain outstanding.

  In connection with the issuance of Senior Notes, the Company incurred approximately $5,000,000 of debt issuance costs which are classified as other assets. These costs are being amortized as interest expense over the term of the Senior Notes. Amortization expense was nominal for the year ended December 31, 1997.

5. COMMON STOCK SUBJECT TO RESCISSION

  In August 1993, the Company commenced sales of convertible debentures and certain additional shares of its common stock. Through March 31, 1995, sales of convertible debentures aggregated $4,260,000, and issuance of common stock aggregated $890,000. The sale of common stock and sale of and/or conversion of debentures into common stock was not made pursuant to a registration statement filed under the Securities Act of 1933 (the Act) or any filings pursuant to the laws of any of the states in which such sales occurred (State Blue Sky
Laws). Although at the time the Company believed the sale and conversion, if applicable, of these securities was exempt from the provisions of the Act and applicable State Blue Sky Laws, it appears that the appropriate exemptions may not have been available. As a result, on September 30, 1997, the Company made rescission offers (the "Rescission Offer") to certain purchasers of these securities who are entitled to a return of the consideration paid for their stock or debentures. As such, these shares have been classified as common stock subject to rescission in the accompanying financial statements. Additionally, options issued pursuant to the Company's 1995 Stock Incentive Plan to Employees and Consultants and non-plan options were issued in various states for which the Company may not have had an available exemption under state laws. Such options are potentially subject to rescission and the Company has included them in the Rescission Offer. As of December 31, 1997, statutes of limitations under federal and state securities laws applicable to the shares which may have been issued

                        CONCENTRIC NETWORK CORPORATION
without securities laws exemptions have lapsed and the Rescission Offer had expired. Pursuant to the Rescission Offer, the Company offered to rescind the issuance of shares and options as to which the applicable statute of limitations had not run. There can be no assurances that the Company will not otherwise be subject to additional liabilities with respect to such issuances. The Company repurchased 32,423 shares of Common Stock subject to the Rescission Offer for $548,000 and paid related interest charges of $125,000. Based upon the above, the Company has reclassified the remaining rescission liability and shares into stockholders' equity.

6. STOCKHOLDERS' EQUITY

  On August 5, 1996, the Company amended its Articles of Incorporation to increase the number of authorized shares of Class A common stock and preferred stock to 13,333,333 and 7,333,333, respectively. Of the 7,333,333 authorized shares of preferred stock, 1,000,000, 866,667, 933,333, and 4,533,333 are designated as Series A, B, C, and D, respectively.

  Initial Public Offering and Direct Placements

  Effective July 30, 1997, the Company reincorporated under the laws of the state of Delaware, at which time a one for 15 reverse stock split took effect. In addition, the Company authorized 100,000,000 shares of its common stock. Upon closing of the initial public offering (the Public Offering), all outstanding shares of Series A, B, C, and D convertible preferred stock and Class B common stock were converted into common stock. All share and per share data in these financial statements have been retroactively restated to reflect the reverse stock split.

  On August 1, 1997, the Company effected its Public Offering of common stock. The offering consisted of 4,300,000 shares of common stock issued to the public at $12.00 per share. Concurrent with the closing of the Public Offering, certain strategic investors, including Williams, purchased directly from the Company 1,499,236 shares of common stock having an aggregate purchase price of approximately $18 million (including the cancellation of approximately $3 million in indebtedness). Such shares are unregistered shares and were purchased at the Public Offering price of $12.00 per share.

  In connection with the direct purchase, the Company issued warrants to one of the strategic investors to purchase 291,667 shares of the Company's common stock at $6.00 per share (see Note 7). In September, the underwriters exercised an option to purchase an additional 645,000 shares of common stock at the Public Offering price of $12.00 per share to cover over-allotments in connection with the Public Offering.

  Preferred Stock

  Preferred stock at December 31, 1996 is as follows:

                                         SHARES
                                       ISSUED AND   PAR               LIQUIDATION
                            AUTHORIZED OUTSTANDING VALUE    AMOUNT    PREFERENCE
                            ---------- ----------- ------ ----------- -----------
   Series A convertible.... 1,000,000     906,454  $0.001 $10,146,987 $10,000,000
   Series B convertible....   866,667     366,946  $0.001   4,857,130   4,035,130
   Series C convertible....   933,333     928,243  $0.001  23,651,008  20,690,804
   Series D convertible.... 4,533,333   2,699,588  $0.001  56,559,871  55,071,586
                                        ---------         ----------- -----------
                                        4,901,231         $95,214,996 $89,797,520
                                        =========         =========== ===========

  In connection with the Public Offering, all shares of Series A, B, C and D preferred stock were converted into common stock of the Company.

                        CONCENTRIC NETWORK CORPORATION

  Common Stock

  Common stock at December 31, 1996 is as follows:

                                                SHARES ISSUED   PAR
                                    AUTHORIZED AND OUTSTANDING VALUE    AMOUNT
                                    ---------- --------------- ------ ----------
   Class A......................... 13,333,333    1,385,790    $0.001 $1,769,819
   Class B.........................     10,024        7,117    $0.001     80,065
                                    ----------    ---------    ------ ----------
                                    13,343,357    1,392,907           $1,849,884
                                    ==========    =========           ==========

  In connection with the Public Offering, all shares of Class A and Class B common stock were converted into common stock of the Company.

  Stock Option Plans

  1995 Stock Incentive Plan for Employees and Consultants. The Company's 1995 Stock Incentive Plan for Employees and Consultants (the 1995 Plan) provides for the granting to employees of incentive stock options and for the granting to employees and consultants of nonstatutory stock options, stock appreciation rights (SARs) and restricted stock awards (RSAs). No SARs or RSAs have been granted under the 1995 Plan. The 1995 Plan was approved by the Board of Directors in September 1995 and Stockholders in September 1995, and an amendment decreasing the number of shares thereunder from 840,000 to 762,600 was approved by the Board of Directors in February 1996. Incentive stock options granted under the 1995 Plan must generally be exercised within three months of the end of an optionee's status as an employee or consultant of the Company, or within 12 months after such optionee's termination by death or disability, but in no event later than the expiration of the option's term, which may not exceed ten years. The exercise price of all options granted under the 1995 Plan must be at least equal to the fair market value of the common stock on the date of grant. With respect to any participant who owns stock possessing more than 10% of the voting power of all classes of the Company's outstanding capital stock, the exercise price of any option must equal at least 110% of the fair market value on the grant date and the term of the option must not exceed five years. The term of all other options granted under the 1995 Plan may not exceed 10 years. The 1995 Plan was terminated effective October 4, 1996, and no further grants are being made thereunder. A total of 762,600 shares of common stock are reserved for issuance pursuant to the 1995 Plan. As of December 31, 1997, options to purchase 332,130 shares of common stock at a weighted exercise price of $3.75 per share were outstanding under the 1995 plan.

  Amended and Restated 1996 Stock Plan. The Company's Amended and Restated 1996 Stock Plan (the Restated 1996 Plan) provides for the granting to employees of incentive stock options and for the granting to employees, directors and consultants of nonstatutory stock options and stock purchase rights (Rights). The 1996 Plan was initially approved by the Board of Directors effective as of December 1996. It was amended and restated in May 1997 and approved by the Stockholders at the 1997 annual meeting. Unless terminated sooner, the Restated 1996 Plan will terminate automatically in December 2006. The form of option agreement currently in use provides that options generally must be exercised within 90 days of the end of optionee's status as an employee, director or consultant of the Company. Under the Restated 1996 Plan, options must be exercised within twelve months after such optionee's termination by death or disability, but in no event later than the expiration of the option's term. In the case of Rights, the Restricted Stock Purchase Agreement issued in connection with the Right shall grant the Company a repurchase option exercisable upon the voluntary or involuntary termination of the purchaser's service with the Company. The purchase price for shares repurchased pursuant to the Restricted Stock Purchase Agreement shall be the original price paid by the purchaser and may be paid by cancellation of any indebtedness of the purchaser to the Company. The repurchase option shall

                        CONCENTRIC NETWORK CORPORATION
generally lapse at a rate of 20% per year over five years. Generally, options vest 25% after one year and 1/36 per month thereafter. The exercise price of all incentive stock options granted under the Restated 1996 Plan must be at least equal to the fair market value of the common stock on the date of grant. The exercise price of nonstatutory stock options and Rights must at least be equal to 85% of the fair market value of the common stock on the date of grant. With respect to any participant who owns stock possessing more than 10% of the voting power of all classes of the Company's outstanding capital stock, the exercise price of any incentive or nonstatutory stock option granted must equal at least 110% of the fair market value on the grant date. The term of an incentive stock option granted to such a 10% stockholder must not exceed five years. The term of other options granted under the Restated 1996 Plan may not exceed ten years. A total of 1,100,000 shares of common stock are currently reserved for issuance pursuant to the Restated 1996 Plan. As of December 31, 1997, options to purchase 914,283 shares of common stock at a weighted average exercise price of $6.40 per share were outstanding, and 185,717 shares of common stock remained available for future grant under the Restated 1996 Stock Plan.

  The Restated 1996 Plan provides that in the event of a merger of the Company with or into another corporation, a sale of substantially all of the Company's assets or a like transaction involving the Company, each option shall be assumed or an equivalent option substituted by the successor corporation. If the outstanding options are not assumed or substituted as described in the preceding sentence, the Restated 1996 Plan provides the optionee or Right holder to have the right to exercise the option or Right as to all of the optioned stock, including shares as to which it would not otherwise be exercisable.

  1997 Stock Plan. The Company's 1997 Stock Plan (the 1997 Plan) provides for the granting to employees of incentive stock options and for the granting to employees, directors and consultants of nonstatutory stock options and stock purchase rights (Rights). The 1997 Plan was approved by the Board of Directors on June 6, 1997 and by the stockholders on June 30, 1997. Unless terminated sooner, the 1997 Plan will terminate automatically in 2007. Options granted under the 1997 Plan must generally be exercised within three months of the end of optionee's status as an employee, director or consultant of the Company, or within twelve months after such optionee's termination by death or disability, but in no event later than the expiration of the option's term. The exercise price of all incentive stock options granted under the 1997 Plan must be at least equal to the fair market value of the common stock on the date of grant. The exercise price of nonstatutory stock options and Rights granted under the 1997 Plan is determined by the 1997 Plan's Compensation Committee, but with respect to nonstatutory stock options intended to qualify as "performance-based compensation," the exercise price must at least be equal to the fair market value of the common stock on the date of grant. With respect to any participant who owns stock possessing more than 10% of the voting power of all classes of the Company's outstanding capital stock, the exercise price of any incentive stock option granted must equal at least 110% of the fair market value on the grant date and the term of such incentive stock option must not exceed five years. The term of other incentive stock options granted under the 1997 Plan may not exceed ten years. A total of 1,500,000 shares of common stock are currently reserved for issuance pursuant to the 1997 Plan. As of December 31, 1997, options to purchase 511,271 shares of common stock at a weighted average exercise price of $11.25 per share were outstanding, and 988,729 shares of common stock remained available for future grants under the 1997 plan.

  The 1997 Plan provides that in the event of a merger of the Company with or into another corporation, a sale of substantially all of the Company's assets or a like transaction involving the Company, each option shall be assumed or an equivalent option substituted by the successor corporation. If the outstanding options are not assumed or substituted as described in the preceding sentence, the 1997 Plan provides for the optionee or Right holder to have the right to exercise the option or Right as to all of the optioned stock, including shares as to which it would not otherwise be exercisable.

                        CONCENTRIC NETWORK CORPORATION

  1997 Employee Stock Purchase Plan. The Company's 1997 Employee Stock Purchase Plan (the 1997 Purchase Plan) was approved by the Board of Directors on June 6, 1997 and by the stockholders on June 30, 1997. A total of 500,000 shares of common stock has been reserved for issuance under the 1997 Purchase Plan. The 1997 Purchase Plan, which is intended to qualify under Section 423 of the Internal Revenue Code, consists of 24-month offering periods beginning on the first trading day on or after February 15 and August 15 of each year, except for the first such offering period, which commenced on August 4, 1997 and ends on February 13, 1998. Each offering period contains four six-month purchase periods. Employees are eligible to participate if they are customarily employed by the Company or any designated subsidiary for at least 20 hours per week and more than five months in any calendar year. The 1997 Purchase Plan permits eligible employees to purchase common stock through payroll deductions of up to 10% of an employee's compensation (excluding overtime, shift premium, and other bonuses and incentive compensation), up to a maximum of $25,000 for all offering periods ending within the same calendar year. No employee may purchase more than 25,000 shares in any purchase period. The price of stock purchased under the 1997 Purchase Plan is 85% of the lower of the fair market value of the common stock at the beginning of the offering period or at the end of the current purchase period. Employees may end their participation at any time during an offering period, and they will be paid their payroll deductions to date. Participation ends automatically upon termination of employment with the Company.

  The 1997 Purchase Plan provides that, in the event of a merger of the Company with or into another corporation or a sale of substantially all of the Company's assets, each outstanding option shall be assumed or an equivalent option shall be substituted for it, or the Board of Directors or its committee shall shorten the purchase and offering periods then in progress (so that employees' rights to purchase stock under the Plan are exercised prior to the merger or sale of assets). The 1997 Purchase Plan will terminate in 2007.

  In April 1995, an additional 53,333 options to purchase common stock for $30.00 per share were issued to two of the Company's executives in connection with their employment by the Company. These options were fully vested upon issuance and are exercisable over five years.

  In October 1995 and August 1996, the exercise price of options to purchase 182,375 shares and 46,673 shares of common stock, respectively, were repriced to $3.75 per share, the then fair value of the common stock, as determined by the Company's Board of Directors.

  The Company issued options to purchase 179,300 shares of common stock in December 1996, 40,267 shares of common stock in January 1997, 216,733 shares of common stock in June 1997, and repriced 181,473 options in July 1997. The Company recorded deferred compensation, for financial reporting purposes, of approximately $188,000 in 1996 and $1,303,000 for the year ended December 31, 1997, with respect to such option grants to reflect the difference between the exercise price and the deemed fair value for financial reporting purposes of these shares. Amortization of this deferred compensation was $0 in 1996 and $222,000 in the year ended December 31, 1997. The amortization of this deferred compensation will continue over the four year vesting period of the associated stock options.

                        CONCENTRIC NETWORK CORPORATION

  The following table summarizes stock option activity under all of the Plans:

                                                        NUMBER        PRICE
                                                       OF SHARES    PER SHARE
                                                       ---------  --------------
Balance at December 31, 1994..........................   352,456   $3.75--$33.00
 Granted..............................................   642,075   $3.75--$33.00
 Exercised............................................      (133)     $9.00
 Canceled.............................................  (187,315) $11.25--$12.45
                                                       ---------
Balance at December 31, 1995..........................   807,083   $3.75--$33.00
 Granted..............................................   421,620      $3.75
 Exercised............................................    (4,483)  $3.75--$ 9.00
 Canceled.............................................   (95,218)  $3.75--$30.00
                                                       ---------
Balance at December 31, 1996.......................... 1,129,002   $3.75--$33.00
 Granted.............................................. 1,472,338   $3.75--$11.25
 Exercised............................................   (64,544)     $3.75
 Canceled.............................................  (244,630)  $3.75--$11.25
                                                       ---------
Balance at December 31, 1997.......................... 2,292,166   $3.75--$30.00
                                                       =========

  At December 31, 1997, vested options totaled 710,495.

  The following table summarizes information concerning currently outstanding and exercisable options:

                                      OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                         --------------------------------------------- ----------------------------
                                     WEIGHTED AVERAGE                    NUMBER
                           NUMBER       REMAINING     WEIGHTED AVERAGE EXERCISABLE WEIGHTED AVERAGE
    EXERCISE PRICES      OUTSTANDING CONTRACTUAL LIFE  EXERCISE PRICE  AND VESTED   EXERCISE PRICE
    ---------------      ----------- ---------------- ---------------- ----------- ----------------
$3.75...................  1,029,579        8.20            $ 3.75        612,161        $ 3.75
$6.00...................    394,638        9.04            $ 6.00         43,336        $ 6.00
$8.85--$9.30............    301,784        9.46            $ 9.11            --            --
$11.25..................    511,171        9.83            $11.25            --            --
$12.45--$30.00..........     54,998        6.80            $12.98         54,998        $12.98
                          ---------                                      -------
Total...................  2,292,166                                      710,495
                          =========                                      =======

  Stock-Based Compensation

  Pro forma information regarding results of operations and loss per share is required by FAS 123 for awards granted after December 31, 1994 as if the Company had accounted for its stock-based awards to employees under a valuation method permitted by FAS 123. The value of the Company's stock-based awards to employees in 1995 and 1996 was estimated using the minimum value method. Options granted after the Public Offering have been valued using the Black-Scholes option pricing model. Among other things, the Black-Scholes model considers the expected volatility of the Company's stock price, determined in accordance with FAS 123, in arriving at an option valuation. The minimum value method does not consider stock price volatility. Further, certain other assumptions necessary to apply the Black-Scholes model may differ significantly from assumptions used in calculating the value of options granted in 1995 and 1996 under the minimum value method.

                        CONCENTRIC NETWORK CORPORATION

  The fair value of the Company's stock-based awards to employees was estimated assuming no expected dividends and the following weighted average assumptions:

                                                               1995  1996  1997
                                                               ----  ----  ----
   Expected volatility........................................  N/A   N/A  .250
   Expected life of options in years..........................  4.4   4.0   3.3
   Risk-free interest rate.................................... 6.2%  6.3%  6.0%
   Expected dividend yield.................................... 0.00% 0.00% 0.00%

  The weighted average minimum value of stock options granted during 1997 was $1.87. For pro forma purposes, the estimated minimum value of the Company's stock-based awards to employees is amortized over the options' vesting period. The results of applying FAS 123 to the Company's option grants in 1995, 1996 and 1997 was not material to the results of operations or loss per share for those years reported in the accompanying statements of operations. Because FAS 123 is applicable only to awards granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until approximately 1998.

7. WARRANTS TO PURCHASE COMMON STOCK

  In connection with the Company's Public Offering, all of the outstanding warrants to purchase preferred stock were converted to warrants to purchase common stock. The following warrants to purchase shares of the Company's common stock were outstanding at December 31, 1997:

                                                     WARRANTS OUTSTANDING
                                              ----------------------------------
                                               NUMBER   WEIGHTED AVERAGE  YEAR
   EXERCISE PRICES                            OF SHARES  EXERCISE PRICE  EXPIRES
   ---------------                            --------- ---------------- -------
   $ 7.40-$15.00.............................   187,517      $11.36       1998
   $19.49....................................   692,793      $19.49       1999
   $ 3.75-$26.87.............................   320,203      $22.25       2000
   $ 6.00....................................   438,351      $ 6.00       2002
   $10.86....................................   951,108      $10.86       2007
                                              ---------
                                              2,589,972
                                              =========

  The above warrants were issued at various times during the three year period ended December 31, 1997 in connection with a service agreement, a capital lease agreement, and several debt and equity financings. The Company has deemed the fair market value of such warrants, using the Black-Scholes method, to be $822,000, $61,000, $5,700,000 and $2,623,000, respectively. The Company is amortizing the value of the warrants over the term of the related agreements which range from one to ten years. Amortization expense for the years ended December 31, 1995, 1996 and 1997 was $0, $1,942,000 and
$1,720,000, respectively. The Company has reserved the amount of shares necessary to meet the exercise of these warrants.

8. EMPLOYEE BENEFIT PLANS

  Retirement Savings Plan

  The Company maintains a contributory 401(k) plan that covers substantially all employees. The Company contributes $0.30 for every $1.00 contributed by the participant up to a maximum of 1.5% of the participants' compensation. The Company contributed $6,000, $45,000 and $158,000 to the plan during the years ended December 31, 1995, 1996 and 1997, respectively.

                        CONCENTRIC NETWORK CORPORATION

9. INCOME TAXES

  As of December 31, 1997, the Company had federal and state net operating loss carryforwards of approximately $141,000,000 and $109,000,000, respectively. The net operating loss carryforwards will expire at various dates beginning in the years 2003 through 2012, if not utilized.

  Significant components of the Company's deferred tax assets and liabilities for federal and state income taxes of December 31, 1996 and 1997 are as follows:

                                                         1996          1997
                                                     ------------  ------------
   Deferred tax assets:
     Net operating loss carryforwards............... $ 32,000,000  $ 55,000,000
     Write-off of network equipment                     5,000,000     4,000,000
     Other, net.....................................    1,000,000     1,000,000
                                                     ------------  ------------
   Total deferred tax assets........................   38,000,000    60,000,000
                                                     ------------  ------------
   Deferred tax liabilities:
     Other, net                                         1,000,000     2,000,000
                                                     ------------  ------------
   Net deferred tax assets..........................   37,000,000    58,000,000
   Valuation allowance..............................  (37,000,000)  (58,000,000)
                                                     ------------  ------------
                                                     $        --   $        --
                                                     ============  ============

  The Company believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a full valuation allowance has been recorded. These factors include the Company's history of net losses since inception and the fact that the market in which the Company competes is intensely competitive and characterized by rapidly changing technology. The Company believes that, based on the currently available evidence, it is more likely than not that the Company will not generate taxable income through 1999, and possibly beyond, and accordingly will not realize the Company's deferred tax assets through 1999 and possibly beyond. The Company will continue to assess the realizability of the deferred tax assets based on actual and forecasted operating results. In addition, the utilization of net operating losses may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

  The net valuation allowance increased by approximately $28,000,000 in 1996 and $21,000,000 in 1997.

10. RELATED PARTY TRANSACTIONS--OTHER

  An officer of the Company is a majority shareholder of a vendor of the Company. The Company incurred marketing fees to the vendor totaling $920,000, $2,448,000 and $2,600,000 in the years ended December 31, 1995, 1996, and
1997, respectively.

                        CONCENTRIC NETWORK CORPORATION

11. CONTINGENCIES

  In late April and early May, 1997, three putative securities class action complaints were filed in the United States District Court, Central District by certain stockholders of Diana Corporation (Diana), the parent corporation of Sattel Communications LLC (Sattel), alleging securities fraud related to plaintiffs' purchase of shares of Diana Common Stock in reliance upon allegedly misleading statements made by defendants, Diana, Sattel and certain of their respective affiliates, officers and directors. The Company was named as a defendant in the complaint in connection with certain statements made by Diana and officers of Diana related to the Company's purchase of network switching equipment from Diana's Sattel subsidiary. The plaintiffs seek unspecified compensatory damages. A trial date has not yet been determined.

  While the ultimate outcome of such litigation is uncertain, the Company believes it has meritorious defenses to the claims and intends to conduct a vigorous defense. An unfavorable outcome in this matters could have a material adverse effect on the Company's financial condition. In addition, even if the ultimate outcomes is resolved in favor of the Company, the defense of such litigation could entail considerable cost and the diversion of efforts of management, either or which could have a material adverse effect on the Company's results of operations.

  Sattel Settlement

  On April 22, 1997, a complaint was filed in the Los Angeles County, California Superior Court against the Company and other unnamed defendants by Sattel Communications LLC (Sattel). Sattel's complaint alleged that the Company was in breach of an agreement to pay for up to $4.3 million of DSS Switches from Sattel for use in the Company's network and also sought unspecified consequential and punitive damages. On July 11, 1997, the Company settled the complaint with Sattel in the amount of $4.4 million. The Company also purchased 32,986 shares of the Company's common stock held by Sattel on the day after the closing of the offering at the Public Offering price. In August, 1997 the Company made cash payments to Sattel totaling approximately $4.8 million, to satisfy its obligations pursuant to the settlement agreement and the repurchase of common stock. Upon the settlement of the Sattel complaint, the Company recorded $970,000 of other income related to the reversal of previously established reserves.

12. SUBSEQUENT EVENTS

  On February 5, 1998, the Company acquired all of the outstanding stock of Internex Information Services, Inc. (Internex). The transaction was accounted for using the purchase method of accounting. The total purchase price of approximately $23.9 million consisted of a $15.5 million cash payment upon closing and the assumption of approximately $8.4 million of Internex's liabilities (including acquisition costs).

  A summary of the purchase price allocation is as follows (in thousands):

   Current and other assets............................................ $ 1,348
   Computer and telecommunications equipment...........................   4,784
   Goodwill............................................................  12,576
   Write-off of in process technology..................................   5,200
                                                                        -------
    Total purchase price allocation.................................... $23,908
                                                                        =======

                        CONCENTRIC NETWORK CORPORATION

  The purchase price allocation has been recorded on a tentative basis, and any adjustments to the purchase price allocation will be made within one year of the purchase in accordance with generally accepted accounting principles. Goodwill arising from the acquisition will be amortized on a straight-line basis over 5 years.

  The following unaudited pro forma information represents the combined results of operations as if the acquisition of Internex had occurred as of the beginning of the periods presented and does not purport to be indicative of what would have occurred had the acquisitions been made as of that date or the results which may occur in the future.

                                                                YEAR ENDED
                                                             DECEMBER 31, 1997
                                                             -----------------
                                                              (IN THOUSANDS,
                                                                EXCEPT PER
                                                              SHARE AMOUNTS)
                                                              --------------
   Pro forma net revenues.................................. $  55,411
   Pro forma net loss...................................... $ (83,354)
   Pro forma net loss per share............................ $   (8.44)

  The pro forma results include the historical operations of the Company and the historical operations of the acquired business adjusted to reflect certain pro forma adjustments, including the amortization of intangible assets, totaling $2.5 million. In addition, the pro forma results reflect the interest expense that would have been incurred had the Senior Notes been offered on January 1, 1997. Finally, interest expense and related charges of bridge financings have been excluded since such bridge financings would not have occurred if the Senior Notes been offered on January 1, 1997. The pro forma results do not include the write-off of purchased research and development of $5.2 million since it is considered a non-recurring adjustment.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Internex Information Services, Inc.:

  We have audited the accompanying balance sheet of Internex Information Services, Inc. (a California corporation and a wholly owned subsidiary of Internex Communications, Inc.) as of June 30, 1997 and the related statements of operations, shareholder's equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Internex Information Services, Inc. as of June 30, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had an accumulated deficit of approximately $11.2 million and negative working capital of approximately $2.7 million. In addition, for the year ended June 30, 1997, the Company had a negative cash flow from operations and incurred a significant net operating loss. Management's current projections indicate that the cash flow from operations will be insufficient to enable the Company to continue to meet its obligations and fund operating expenses during fiscal 1998. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                          /s/ Arthur Andersen LLP

San Jose, California
January 26, 1998

                      INTERNEX INFORMATION SERVICES, INC.

                                 BALANCE SHEETS

                       (IN THOUSANDS EXCEPT SHARE AMOUNT)

                                                         JUNE 30,  DECEMBER 31,
                                                           1997        1997
                                                         --------  ------------
                                                                   (UNAUDITED)
                         ASSETS
Current Assets:
 Cash................................................... $     68    $    11
 Accounts receivable, net of allowance for doubtful
  accounts of $339 and $207, respectively...............    1,002      1,403
 Inventories............................................      162         40
 Other current assets...................................      113        124
                                                         --------    -------
  Total current assets..................................    1,345      1,578
                                                         --------    -------
Property And Equipment:
 Network and computer equipment.........................    6,310      6,618
 Furniture and office equipment.........................      557        565
 Leasehold improvements.................................      773        992
                                                         --------    -------
                                                            7,640      8,175
 Less--Accumulated depreciation and amortization........   (1,872)    (2,877)
                                                         --------    -------
Property and equipment, net.............................    5,768      5,298
                                                         --------    -------
    Other Assets........................................      145        144
                                                         --------    -------
                                                         $  7,258    $ 7,020
                                                         ========    =======
          LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
 Current portion of capital lease obligations........... $    523    $   523
 Notes payable to bank..................................      --       1,228
 Accounts payable.......................................    2,373      2,285
 Accrued compensation and other employee benefits.......      165        216
 Other current liabilities..............................      994      1,052
                                                         --------    -------
  Total current liabilities.............................    4,055      5,304
                                                         --------    -------
Capital lease obligations, net of current portion.......    1,115        852
                                                         --------    -------
Redeemable Convertible Preferred Stock..................      --         --
                                                         --------    -------
Commitments (Note 5)
Shareholder's Equity:
 Preferred stock, no par value
  Authorized--2,000,000 shares at June 30, 1997
  Outstanding--None outstanding.........................      --         --
 Common stock, no par value
  Authorized--30,000,000 shares
  Issued and outstanding--7,000,000 at June 30, 1997....   13,239     15,141
 Accumulated deficit....................................  (11,151)   (14,277)
                                                         --------    -------
  Total shareholder's equity............................    2,088        864
                                                         --------    -------
                                                         $  7,258    $ 7,020
                                                         ========    =======

      The accompanying notes are an integral part of these balance sheets.

                      INTERNEX INFORMATION SERVICES, INC.

                            STATEMENTS OF OPERATIONS

                                 (IN THOUSANDS)

                                                            FOR THE SIX MONTHS
                                                 YEAR ENDED ENDED DECEMBER 31,
                                                  JUNE 30,  -------------------
                                                    1997      1996      1997
                                                 ---------- --------- ---------
                                                               (UNAUDITED)
Revenues:
  Service revenue...............................  $ 8,486   $  3,801     $4,823
  Equipment revenue.............................    1,696      1,397        147
                                                  -------   --------  ---------
    Total revenues..............................   10,182      5,198      4,970
                                                  -------   --------  ---------
Operating Costs And Expenses:
  Data communications and operations............    7,563      3,024      4,304
  Equipment cost................................    1,415      1,170        108
  Sales and marketing...........................    3,687      1,503      1,807
  General and administrative....................    2,730      1,175      1,308
  Research and development......................      569        258        504
                                                  -------   --------  ---------
    Total operating expenses....................   15,964      7,130      8,031
                                                  -------   --------  ---------
Loss from operations............................   (5,782)    (1,932)    (3,061)
Other income (expense):
  Interest expense..............................      (84)       (39)      (110)
  Other income, net.............................      --         --          45
                                                  -------   --------  ---------
                                                      (84)       (39)       (65)
                                                  -------   --------  ---------
Net loss........................................  $(5,866)  $ (1,971)  $ (3,126)
                                                  =======   ========  =========

   The accompanying notes are an integral part of these financial statements.

                      INTERNEX INFORMATION SERVICES, INC.

                       STATEMENTS OF SHAREHOLDER'S EQUITY

                                 (IN THOUSANDS)

                                        COMMON STOCK                  TOTAL
                                       -------------- ACCUMULATED SHAREHOLDER'S
                                       SHARES AMOUNT    DEFICIT      EQUITY
                                       ------ ------- ----------- -------------
Balance At June 30, 1996.............. 4,048  $ 6,609  $ (5,285)     $ 1,324
  Contributed capital received from
   Internex Communications, Inc.......   --     6,330       --         6,330
  Conversion of redeemable convertible
   preferred stock into common stock.. 2,952      300       --           300
  Net loss............................   --       --     (5,866)      (5,866)
                                       -----  -------  --------      -------
Balance At June 30, 1997.............. 7,000   13,239   (11,151)       2,088
  Contributed capital received from
   Internex Communications, Inc.
   (unaudited)........................   --     1,902       --         1,902
  Net loss (unaudited)................   --       --     (3,126)      (3,126)
                                       -----  -------  --------      -------
Balance At December 31, 1997
 (unaudited).......................... 7,000  $15,141  $(14,277)     $   864
                                       =====  =======  ========      =======

   The accompanying notes are an integral part of these financial statements.

                      INTERNEX INFORMATION SERVICES, INC.

                            STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                               YEAR ENDED FOR THE SIX MONTHS
                                                JUNE 30,  ENDED DECEMBER 31,
                                               ---------- --------------------
                                                  1997      1996       1997
                                               ---------- ---------  ---------
                                                              (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss......................................  $(5,866)  $  (1,971) $  (3,126)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Depreciation and amortization.............    1,380         506      1,005
    Provision for doubtful accounts...........      563         140        --
    Changes in operating assets and
     liabilities:
      Accounts receivable.....................      (30)        304       (401)
      Inventories.............................      (29)        (6)        122
      Other assets............................     (190)       (317)       (10)
      Accounts payable........................      769        (217)       (88)
      Other current liabilities...............      385         414        109
                                                -------   ---------  ---------
Net cash used in operating activities.........   (3,018)     (1,147)    (2,389)
                                                -------   ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment...........   (3,140)     (2,819)      (535)
                                                -------   ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from Internex Communications,
 Inc..........................................    6,330       3,947      1,902
Proceeds from bank line of credit.............      --          --       1,228
Principal payments on capital lease
 obligations..................................     (268)        (28)      (263)
                                                -------   ---------  ---------
Net cash provided by financing activities.....    6,062       3,919      2,867
                                                -------   ---------  ---------
Net decrease in cash..........................      (96)        (47)       (57)
Cash, beginning of period.....................      164         164         68
                                                -------   ---------  ---------
Cash, end of period...........................  $    68   $     117  $      11
                                                =======   =========  =========
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
 AND FINANCING ACTIVITIES:
Equipment acquired under capital leases.......  $ 1,316   $     --   $     --
                                                =======   =========  =========
Conversion of preferred stock into common
 stock........................................  $   300   $     --   $     --
                                                =======   =========  =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
Cash paid for interest expense................  $    84   $      39  $     110
                                                =======   =========  =========

   The accompanying notes are an integral part of these financial statements.

                      INTERNEX INFORMATION SERVICES, INC.

                         NOTES TO FINANCIAL STATEMENTS

                                 JUNE 30, 1997

1. NATURE OF OPERATIONS, ORGANIZATION AND LIQUIDITY:

  Internex Information Services, Inc. ("Internex" or the "Company"), a California corporation, is a wholly owned subsidiary of Internex Communications, Inc., a California corporation ("Communications Inc." or the "Parent Company"). The Company provides Internet access services and products to both organizations and individuals throughout the United States. The Company offers a broad spectrum of internet access services ranging from dial-up services to continuous access services using dedicated high speed telephone circuits. In addition, the Company offers Web hosting services, training and consulting services.

  The Company was incorporated in August 1993, and commenced commercial operations in May 1995. On March 17, 1995, the shareholders of Internex entered into an organization and financing agreement with Communications Inc., a California corporation formed for the purpose of acquiring Internex, whereby the shareholders of Internex converted 4,048,000 shares of common stock, 2,024,000 shares of Series A preferred stock and an $83,000 debenture into 4,275,720 shares of Communications Inc. common stock (see Note 6).

  The Company is subject to certain risks and uncertainties including, among others, the need for additional financing, dependence on key personnel, actual and prospective competition by entities with greater financial and other resources, risks associated with the development of the Internet market, risks associated with consolidation in the industry, acquisitions and international expansion, limited experience in the market for individual customers and the software industry, technology and regulatory risks and dependence upon sole and limited suppliers.

  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of June 30, 1997, the Company had an accumulated deficit of approximately $11.2 million and negative working capital of approximately $2.7 million. In addition, for the year ended June 30, 1997, the Company had a negative cash flow from operations and incurred a significant net operating loss. Management's current projections indicate that the cash flow from operations will be insufficient to enable the Company to continue to meet its obligations and fund operating expenses during fiscal 1998. The Company has been engaged in several efforts to raise the necessary working capital through an equity offering to enable the Company to continue to meet its debt obligations and monthly operating expense requirements, however, there can be no assurances that the efforts to raise the necessary working capital will be successful. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Use of Estimates in Preparation of Financial Statements

  The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reporting amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Revenue Recognition

  Revenues from services consist primarily of fixed monthly service fees and hourly amounts based on usage and are recognized as the service is provided. Payments received in advance of providing services are deferred until the period such services are provided. Deferred revenue, which was approximately $354,000 at June 30, 1997, is included in other current liabilities in the accompanying balance sheet. Revenues from the sale of

                      INTERNEX INFORMATION SERVICES, INC.

equipment, which is provided by third-party equipment manufacturers, is recognized at the time the installation of the equipment is complete.

  Significant Customer

  No single customer accounted for more than 10% of the Company's total revenues during the year ended June 30, 1997.

  Concentration of Credit Risk

  Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of accounts receivable. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends related to past losses and other information. As of June 30, 1997, approximately 47% of accounts receivable were concentrated with fifteen customers.

  Inventories

  Inventory consists of equipment purchased from third-party equipment manufacturers and is stated at the lower of cost or market, using the first-in, first-out method.

  Property and Equipment

  Property and equipment are stated at cost. Depreciation, including depreciation of assets acquired under capital leases, is provided using the straight-line method over the estimated useful lives of the assets (or over the lease term, if shorter, for capital leases and leasehold improvements), which range from three to five years.

  The Company leases certain network and computer equipment under non-cancelable capital leasing arrangements. Total cost of equipment capitalized under capital leases as of June 30, 1997 was approximately $1.9 million and related accumulated depreciation was approximately $325,000.

3. RELATED PARTY TRANSACTIONS:

  The Company shares its corporate facilities with Internex Communications Inc., and Tiara Computer Systems, Inc., ("Tiara") a non-operating wholly owned subsidiary of Internex Communications Inc. that filed Chapter 7 liquidation bankruptcy in 1996. Reimbursement of general operating expenses from Internex Communications Inc. and Tiara was not significant during fiscal 1997. As of June 30, 1997, amounts due to or from either Communications Inc., or Tiara were not significant, and the total payments received from Tiara during 1997 were not significant.

4. BANK DEBT:

  On July 21, 1997, the Company entered into a $200,000 promissory note payable agreement with a bank which bears interest at the prime rate plus 1.5% (10% as of January 26, 1998). Principal borrowings and accrued interest under the promissory note are due by January 31, 1998. As of January 26, 1998, $200,000 was outstanding under the promissory note.

                      INTERNEX INFORMATION SERVICES, INC.

  On July 26, 1997 the Company entered into a line of credit agreement (the "Agreement") with a bank which allows for borrowings of up to $3 million. Advances under the Agreement will be limited to 80% of eligible accounts receivable and bears interest at the prime rate plus 2.25% (10.5% as of July 26, 1997). Borrowings outstanding under the Agreement will be secured by substantially all of the assets of the Company. The Agreement, which expires on July 26, 1999, requires that the Company maintain a minimum tangible net worth, including any subordinated debt, of $1.5 million at all times. As of January 26, 1998, approximately $1.0 million was outstanding under the Agreement.

5. COMMITMENTS, CONTINGENCIES AND CAPITAL LEASES:

  The Company leases its facilities and certain office equipment under non-cancelable operating leases which expire at various dates through 2005. Total rental expense for all operating leases was approximately $311,000 for the year ended June 30, 1997. The Company also leases certain equipment under non-cancelable capital leasing arrangements with a leasing company. The obligations under the capital leasing arrangements are at fixed annual interest rates at approximately 7% and 15% and are collateralized by the related equipment.

  The Company also has certain non-cancelable operating lease agreements with several telephone companies (the "Connectivity Agreements"). Under the Connectivity Agreements, the Company leases access to various high-speed telephone lines and other telecommunication-related services. Total rental expense for all Connectivity Agreements was approximately $710,000 for the year ended June 30, 1997.

  As of June 30, 1997, future minimum lease payments under all non-cancelable operating leases, capital leases and Connectivity Agreements were as follows (in thousands):

                                                CONNECTIVITY OPERATING CAPITAL
   YEAR ENDING JUNE 30,                  TOTAL   AGREEMENTS   LEASES   LEASES
   --------------------                  ------ ------------ --------- -------
   1998................................. $1,969    $  899     $  360   $  711
   1999.................................  2,078     1,030        362      685
   2000.................................  1,732       902        343      486
   2001.................................    537       381         35      122
   2002.................................    136       105         31      --
   Thereafter...........................    101       --         101      --
                                         ------    ------     ------   ------
   Total minimum lease payments......... $6,553    $3,317     $1,232    2,004
                                         ======    ======     ======
   Less: Amounts representing interest
    on capital leases...................                                 (366)
                                                                       ------
   Present value of net minimum capital
    lease payments......................                                1,638
   Less: Current portion................                                 (523)
                                                                       ------
   Long-term portion....................                               $1,115
                                                                       ======

  From time to time, the Company is involved in various disputes which arise in the ordinary course of business. Management believes that the ultimate resolution of these disputes will not have a material adverse impact on the Company's financial position or results of operation.

6. CONVERTIBLE PREFERRED STOCK:

  As of June 30, 1996, the Company has authorized the issuance of up to 3,000,000 shares of redeemable convertible preferred stock, of which it has designated 2,024,000 shares as Series A preferred stock, which were held by the Parent Company. On May 12, 1997, the Parent Company converted the outstanding 2,024,000 shares

                      INTERNEX INFORMATION SERVICES, INC.

of redeemable convertible Series A preferred stock it held in the Company into 2,952,000 shares of Internex common stock.

  As of June 30, 1997, there were no shares of preferred stock outstanding. In August 1997, the Company increased the number of authorized preferred shares to 5,000,000 and designated 2,000,000 shares as Series A preferred stock.

7. COMMON STOCK:

  The Company has authorized the issuance of up to 30,000,000 shares of common stock, of which 7,000,000 are issued and held by the Parent Company as of June 30, 1997.

  Stock Plans

  In April 1997, the Company adopted the 1997 Stock Option Plan (the "1997 Plan"), whereby 1,500,000 shares of common stock have been reserved for future issuance to employees, consultants and directors of the Company. As of January 26, 1998, no options have been issued under the 1997 Plan.

  Effective March 17, 1995, the Parent Company adopted the 1995 Stock Option Plan (the "1995 Plan"). Under the 1995 Plan, the Board of Directors of the Parent Company may grant incentive and nonqualified stock options to employees, consultants and directors of the Company to purchase common stock of the Parent Company. The exercise price per share for an incentive stock option cannot be less than the fair market value of a share of common stock, as determined by the Board of Directors, on the date of grant. The exercise price per share for nonqualified stock options cannot be less than 85% of the fair market value, as determined by the Board of Directors of the Parent Company, on the date of grant. Options generally expire ten years after the date of grant and generally vest over a four-year period, not to exceed five years.

  In addition, effective March 17, 1995, the Parent Company adopted the 1995 Stock Purchase Plan (the "Purchase Plan"). Under the Purchase Plan, the Board of Directors of the Parent Company may grant stock purchase rights to employees and consultants of the Company to purchase common stock of the Parent Company. The sale price per share for a stock purchase right cannot be less than the fair market value of a share of common stock, as determined by the Board of Directors of the Parent Company, on the date of grant. Stock purchase rights are subject to repurchase as determined by the Board of Directors of Communications Inc. As of June 30, 1997, rights to purchase 93,000 shares of common stock of the Parent Company have been granted to consultants of the Company. The Company has recognized compensation expense of approximately $25,000 related to these stock purchase rights for the years ended June 30, 1997.

  The following table summarizes option activity under the Option Plans:

                                                           OPTIONS    EXERCISE
                                                         OUTSTANDING    PRICE
                                                         -----------  ---------
   Outstanding at June 30, 1996.........................  3,223,500   $0.08-.60
     Granted............................................  1,547,500     0.50
     Exercised..........................................   (157,708)  0.08-.60
     Cancelled.......................................... (2,121,042)  0.08-.60
                                                         ----------   ---------
   Outstanding at June 30, 1997.........................  2,492,250   0.08-.60
   Exercisable at June 30, 1996.........................    528,000   0.08-.60
                                                         ==========   =========
   Exercisable at June 30, 1997.........................  1,046,000   $ .08-.60
                                                         ==========   =========

                      INTERNEX INFORMATION SERVICES, INC.

  The Company accounts for the Option Plan and Purchase Plan (the "Plans") under APB Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation expense is generally not recognized. Had Compensation expense for the Plans been determined consistent with Statement of Financial Accounting standards (SFAS) No. 123, "Accounting for Stock Based Compensation," the Company's net loss would not had been materially different.

  The weighted average fair values of options granted during fiscal 1997 was $0.11 per share. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in fiscal 1997: risk-free interest rates of 6.2%; expected dividend yield of zero percent; expected life of 4 years; expected volatility of zero percent.

8. INCOME TAXES:

  The Parent Company accounts for income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes". This statement requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Payables and deferrals of income taxes are allocated to Internex through intercompany accounts from the Parent Company, as the Parent Company reports income taxes on a consolidated basis. As of June 30, 1997, the portion of the consolidated deferred tax asset allocated to Internex was approximately $3.5 million and consisted of net operating loss carryforwards and cumulative book to tax temporary differences. The Company believes sufficient uncertainty exists regarding the realizability of these items, and accordingly, a valuation allowance for the entire amount has been established.

  As of June 30, 1997, the portion of the consolidated net operating loss carryforwards for Federal and state purposes allocated to Internex was approximately $10.1 million and $5.5 million, respectively. The net operating loss carryforwards expire at various dates through 2012. Under current tax law, utilization of the net operating loss in any given year will be limited upon the occurrence of certain events, including significant changes in ownership interests.

9. SUBSEQUENT EVENT (UNAUDITED):

  On February 5, 1998, Concentric Network Corporation ("Concentric"), a Delaware corporation, acquired all of the outstanding capital stock of the Company from Communications Inc., pursuant to a Share Acquisition Agreement, dated February 1, 1998, by and among Concentric, the Company and Communications Inc. Concentric paid approximately $15.5 million in cash to Communications Inc. as consideration for all of the issued and outstanding shares of capital stock of the Company. The amount of consideration for the transaction was determined by arms-length negotiations between the parties.

                SELECTED UNAUDITED PRO FORMA CONDENSED COMBINED
                             FINANCIAL INFORMATION

  The selected unaudited pro forma condensed combined financial information for the Company set forth below gives effect to the acquisition of Internex Information Services, Inc. ("Internex"). Under the purchase method of accounting, the following unaudited pro forma combined financial information presents the Unaudited Pro Forma Condensed Combined Balance Sheet as of December 31, 1997, giving effect to the acquisition of Internex as if it had been consummated on that date. Also presented is the Unaudited Pro Forma Condensed Combined Statement of Operations for the fiscal year ended December 31, 1997, giving effect to the acquisition of Internex as if such acquisition had been consummated as of the beginning of the period presented. The Company's fiscal year ends on December 31 and Internex's fiscal year ends on June 30. The Unaudited Pro Forma Condensed Combined Balance Sheet combines the respective balance sheets of the Company and Internex as of December 31, 1997. The Unaudited Pro Forma Condensed Combined Statement of Operations for the year ended December 31, 1997 combines the results of the Company for such year with the results of Internex for the calendar year ended December 31, 1997. The historical financial information set forth below has been derived from, and is qualified by reference to, the financial statements of the Company and Internex and should be read in conjunction with those financial statements and the notes thereto included elsewhere herein. The selected unaudited pro forma condensed combined financial information set forth below reflects certain adjustments, including, among others, adjustments to reflect the amortization of the excess purchase price in connection with the acquisition of Internex and the interest expense which would have been incurred had the debt offering occurred on January 1, 1997.

  The pro forma data is based on the historical combined statements of the Company and Internex giving effect to the Internex acquisition under the purchase method of accounting, and to the assumptions and adjustments (which the Company believes to be reasonable) described in the accompanying Notes to Unaudited Pro Forma Condensed Combined Financial Information. Under the purchase method of accounting, assets acquired and liabilities assumed will be recorded at their estimated fair value at the date of acquisition. The pro forma adjustments set forth in the following unaudited pro forma combined financial information are estimated and may differ from the actual adjustments when they become known; however, no material differences are anticipated by the Company.

  The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Financial Statements--the Company and Internex Information Services, Inc." The selected unaudited pro forma condensed combined financial information set forth below does not purport to represent what the combined results of operations or financial condition of the Company would actually have been if the Internex acquisition and Offering had in fact occurred on such dates or to project the future combined results of operations or financial condition of the Company.

                     UNAUDITED PRO FORMA CONDENSED COMBINED
                     BALANCE SHEET AS OF DECEMBER 31, 1997
                                 (IN THOUSANDS)

                                                                       PROFORMA
                         COMPANY AS OF                                 BUSINESS
                         DECEMBER 31,   INTERNEX AS OF                COMBINATION    PROFORMA
                             1997      DECEMBER 31, 1997 COMBINED  ADJUSTMENTS(A)(1) COMBINED
                         ------------- ----------------- --------  ----------------- --------
ASSETS
 Current assets:
 Cash and cash
  equivalents...........   $ 119,959        $    11      $119,970      $(15,490)     $104,480
 Current portion of
  restricted cash.......      19,125            --         19,125           --         19,125
 Accounts receivable....       4,549          1,403         5,952          (130)        5,822
 Prepaid expenses and
  other current
  assets................       5,139            164         5,303          (100)        5,203
                           ---------        -------      --------      --------      --------
  Total current
   assets...............     148,772          1,578       150,350       (15,720)      134,630
 Property and equipment:
 Computer and
  telecommunications
  equipment.............      71,942          6,618        78,560          (558)       78,002
 Software...............       1,519            --          1,519           --          1,519
 Furniture, fixtures, &
  leasehold
  improvements..........       2,984          1,557         4,541           --          4,541
                           ---------        -------      --------      --------      --------
                              76,445          8,175        84,620          (558)       84,062
 Accumulated
  depreciation and
  amortization..........      22,735          2,877        25,612           --         25,612
                           ---------        -------      --------      --------      --------
                              53,710          5,298        59,008          (558)       58,450
 Restricted cash, net of
  current portion.......      33,400            --         33,400           --         33,400
 Other assets...........       8,607            144         8,751          (100)        8,651
 Goodwill...............         --             --            --         12,576        12,576
 Customer Lists.........         --             --            --            --            --
                           ---------        -------      --------      --------      --------
   Total assets.........   $ 244,489        $ 7,020      $251,509      $ (3,802)     $247,707
                           =========        =======      ========      ========      ========
LIABILITIES &
 STOCKHOLDERS' EQUITY
 Current liabilities:
 Accounts payable.......   $  10,144        $ 2,285      $ 12,429      $    --       $ 12,429
 Accrued compensation
  and other employee
  benefits..............       1,577            216         1,793           --          1,793
 Other current
  liabilities...........       4,917          1,052         5,969         2,262         8,231
 Notes payable to
  bank..................         --           1,228         1,228                       1,228
 Current portion of
  capital lease
  obligations...........      15,326            523        15,849           --         15,849
 Deferred revenue.......       1,435            --          1,435           --          1,435
                           ---------        -------      --------      --------      --------
  Total current
   liabilities..........      33,399          5,304        38,703         2,262        40,965
 Capital lease
  obligations...........      33,595            852        34,447                      34,447
 Notes payable..........     145,577            --        145,577                     145,577
 Commitments and
  contingencies                                                                           --
 Stockholders' Equity:                                                                    --
 Preferred stock........         --             --            --            --            --
 Common stock...........     182,721         15,141       197,862       (15,141)      182,721
 Accumulated deficit....    (149,534)       (14,277)     (163,811)       14,277      (154,734)
                                                                         (5,200)
 Deferred compensation..      (1,269)           --         (1,269)          --         (1,269)
                           ---------        -------      --------      --------      --------
  Total stockholders'
   equity...............      31,918            864        32,782        (6,064)       26,718
                           ---------        -------      --------      --------      --------
   Total liabilities and
    stockholders'
    equity..............   $ 244,489        $ 7,020      $251,509      $ (3,802)     $247,707
                           =========        =======      ========      ========      ========

                            See accompanying notes.

        UNAUDITED PRO FORMA CONDENSED COMBINED STATEMENTS OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1997
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                         INTERNEX FOR                                         PRO FORMA
                           COMPANY FOR     THE YEAR              PRO FORMA                   COMBINED FOR
                          THE YEAR ENDED    ENDED                BUSINESS      PRO FORMA    THE YEAR ENDED
                           DECEMBER 31,  DECEMBER 31,           COMBINATION  DEBT OFFERING   DECEMBER 31,
                               1997          1997     COMBINED  ADJUSTMENTS   ADJUSTMENTS        1997
                          -------------- ------------ --------  -----------  -------------  --------------
Revenue.................     $ 45,457       $9,954    $55,411     $  --         $   --         $55,411
Cost and expenses:
 Cost of revenue........       61,439        9,196     70,635        --             --          70,635
 Development............        4,850          815      5,665        --             --           5,665
 Marketing and sales....       24,622        3,991     28,613        --             --          28,613
 General and
  administrative........        4,790        2,863      7,653        --             --           7,653
 Amortization of
  goodwill..............          --           --         --       2,515(1)         --           2,515
                             --------       ------    -------     ------        -------        -------
 Total cost and
  expenses..............       95,701       16,865    112,566      2,515            --         115,081
                             --------       ------    -------     ------        -------        -------
Loss from operations....      (50,244)      (6,911)   (57,155)    (2,515)           --         (59,670)
Other income............        1,233           45      1,278        --             --           1,278
Interest income.........        1,217          --       1,217        --             --           1,217
Interest expense........       (7,788)        (155)    (7,943)       --         (18,236)(2)    (26,179)
                             --------       ------    -------     ------        -------        -------
Net Loss................     $(55,582)      (7,021)   (62,603)    (2,515)       (18,236)       (83,354)
                             ========       ======    =======     ======        =======        =======
Pro forma net loss per
 share(3)...............                                                                         (8.44)
                                                                                               =======
Shares used in computing
 pro forma loss per
 share..................                                                                         9,872
                                                                                               =======

                            See accompanying notes.

              NOTES TO THE SELECTED UNAUDITED PRO FORMA CONDENSED
                        COMBINED FINANCIAL INFORMATION

  Pro forma business combination adjustments for the balance sheet as of December 31, 1997 are as follows:

    (A) Adjustment to record the acquisition of Internex under the purchase method of accounting as if the acquisition occurred on December 31, 1997. The approximate purchase price of $23.9 million consists of a cash payment $15.5 million, assumed liabilities of approximately $6.6 million and transaction costs of approximately $1.8 million. See Note 12 of the Concentric Network Corporation Financial Statements.

  Pro forma business and Offering adjustments for the statement of operations for the year ended December 31, 1997 are as follows:

    (1) Reflects the amortization of the cost over the fair value of net assets acquired for the Internex acquisition as follows:

                                                       COST OVER
                                                    THE FAIR VALUE
                                                        OF NET      AMORTIZATION
                                                    ASSETS ACQUIRED    PERIOD
                                                    --------------- ------------
                                                    (IN THOUSANDS)
   Goodwill........................................     12,576         5 yrs

  The pro forma results do not include the write-off of purchased research and development of $5.2 million since it is considered a non-recurring adjustment.

    (2) Reflects the interest expense that would have been incurred had the Offering occurred on January 1, 1997. In addition, interest expense and related charges of bridge financings have been excluded since such bridge financings would not have occurred if the Offering was completed on January 1, 1997.

    (3) Pro forma net loss per share is computed using the weighted average number of shares of common stock outstanding plus common equivalent shares from convertible preferred stock, that was converted upon the Company's proposed initial public offering (using the if-converted method), have been included whether dilutive or anti-dilutive pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 98. Such pro forma net loss per share reflects the impact of the adjustments above.

                                 EXHIBIT INDEX


   EXHIBIT
   NUMBER                              EXHIBIT TITLE
   -------                             -------------
    3.2*   Amended and Restated Certificate of Incorporation of Registrant.
    3.4*   Amended and Restated Bylaws of Registrant.
   10.1*   Amended and Restated Registration Rights Agreement, as amended and restated as of August 21, 1996, by and among the Registrant, GS
           Capital Partners, L.P., Kleiner Perkins Caufield & Byers VII,
           Comdisco, Inc., Intuit, Inc., certain listed holders of Series C
           Convertible Preferred Stock, certain listed holders of Common Stock, certain listed holders of Series D Convertible Preferred Stock, and
           Racal-Datacom, Inc.
   10.2*   Preferred Stock and Warrant Purchase Agreement, dated as of April
           20, 1995, by and among the Registrant, GS Capital Partners, L.P., and Kleiner Perkins Caufield & Byers VII and KPCB Information
           Sciences Zaibatsu Fund 11, as amended.
   10.3*   Form of Director and Officer Indemnification Agreement.
   10.4*   1995 Stock Incentive Plan for Employees and Consultants, as amended
           February 21, 1996.
   10.5*   Amended and Restated 1996 Stock Plan.
   10.6*   1997 Stock Plan.
   10.7*   1997 Employee Stock Purchase Plan.
   10.8*   Termination of Services and Indemnification Agreement, dated as of
           February 15, 1996, by and between the Registrant and Marc Collins-
           Rector and Chad Shackley.
   10.9*   Agreement, dated as of February 15, 1996, by and between the
           Registrant and Randy Maslow.
   10.10*  Governance Agreement, dated May 15, 1997, by and among the
           Registrant, Marc Collins-Rector, Chad Shackley, GS Capital Partners,
           L.P., Kleiner Perkins Caufield & Byers VII, KPCB VII Founders Fund,
           KPCB Information Sciences Zaibatsu Fund II, and Intuit, Inc.
   10.11+* Amended and Restated Employee Services and Staffing Agreement, dated
           June 19, 1997, between the Registrant and Critical Technologies,
           Inc., as amended on September 30, 1996, and October 23, 1996, including Colocation Services Agreement, dated as of November 1,
           1994, between the Registrant and Critical Technologies, Inc. and amendments thereto.
   10.12+* Internet-Sign Up Wizard Referral and Microsoft Internet Explorer
           License and Distribution Agreement, dated March 28, 1997, between the Registrant and Microsoft Corporation.
   10.13+* OEM License Agreement dated July 27, 1995, between the Registrant and Netscape Communications Corporation, as amended by First
           Amendment, dated January 2, 1996, Second Amendment, effective
           January 2, 1996, and Third Amendment, dated May 21, 1996.
   10.14+* "Dial up Client" Agreement, dated August 21, 1995, between the
           Registrant and Netscape Communications Corporation.
   10.15+* "Internet Account Server" Participation Agreement, dated as of
           January 14, 1997, between the Registrant and Netscape Communications
           Corporation.
   10.16+* Special Customer Arrangement, dated May 17, 1996, between MCI
           Telecommunications Corporation and Sattel Communications LLC, as
           amended by First Amendment, dated July 2, 1996; assigned to
           Registrant by Assignment and Novation Agreement #2, dated as of
           August 7, 1996.
   10.17+* Master Agreement for MCI Enhanced Services, effective November 1,
           1996, between the Registrant and MCI Telecommunications Corporation.
   10.18+* Amended and Restated Employee Services and Staffing Agreement.

   EXHIBIT
   NUMBER                              EXHIBIT TITLE
   -------                             -------------
   10.19+* Amendment No. 3 to Internet Access Services Agreement, dated August
           23, 1996, between the Registrant and Intuit Inc.
   10.20+* Contract for Services, dated June 17, 1996, by and between the
           Registrant and MFS Telephone, Inc.
   10.21+* AT&T Contract Tariff Order, dated June 17, 1996, and Addendum of even date therewith.
   10.22+* Master Lease Agreement Number CON01C Between Concentric Research
           Corporation and Racal-Datacom, Inc. ("Racal"), dated August 4, 1994, as Supplemented by Letter Agreement, dated March 30, 1995, Between the Corporation and Racal.
   10.23+* Lease Agreement Number CON04C between Concentric Network Corporation and Racal-Datacom, Inc., dated June 26, 1996.
   10.24+* Master On-site Maintenance Plan Agreement Number CON02C Between
           Concentric Research Corporation and Racal-Datacom, Inc., dated
           August 24, 1994.
   10.25*  Lease Agreement, dated November 1, 1996, effective March 11, 1996, by and between the Registrant and Saginaw Video Associates, d.b.a.
           Saginaw Conference Center.
   10.26*  Amended and Restated Lease Agreement, dated as of October 7, 1996, between the Registrant and Larry Shackley.
   10.27*  (Master) Lease, dated January 26, 1988, between Tandem Computers
           Incorporated and Spicker-French #130, Limited Partnership, as
           amended by Lease Amendment No. 1, effective February 5, 1990, and
           Extension Agreement, dated March 23, 1993.
   10.28*  Sublease, dated June 22, 1995, between the Registrant and Tandem
           Computers Incorporated.
   10.29*  Sublease, dated April 25, 1995, between Tandem Computers
           Incorporated and Passage Systems, Inc.
   10.30*  Assignment Agreement, dated December 6, 1996, by and between the
           Registrant and Passage Systems, Inc.
   10.31+* Internet Access Service Agreement, dated December 11, 1995, effective as of August 1, 1995, between the Registrant and Intuit,
           Inc., as amended.
   10.32+* Virtual Private Network Services, dated August 16, 1996, between the
           Registrant and WebTV Networks, Inc.
   10.33+* Support Services Agreement, dated March 31, 1997, by and between the
           Registrant and MCI Telecommunications Corporation.
   10.34*  Note and Warrant Purchase Agreement, dated June 19, 1997, by and between the Registrant and Williams Communications Group, Inc.
           ("WCG")
   10.35*  Service Credits Letter Agreement, dated June 19, 1997, by and between the Registrant and WCG.
   10.36*  $1,100,000 Obligation Letter Agreement, dated June 19, 1997, between the Registrant and WCG.
   10.37*  Agency Agreement and Distribution Agreement, dated June 19, 1997, between the Registrant and WCG.
   10.38+* Co-Marketing Service Agreement, dated June 23, 1997 between the
           Registrant and Netscape Communications, Inc. ("Netscape")
   10.39+* Trademark License Agreement, dated June 23, 1997, between the
           Registrant and Netscape.
   10.40+* Software License Order Form, dated June 23, 1997, between the
           Registrant and Netscape.
   10.41*  Note and Warrant Purchase Agreement, dated June 23, 1997, between the Registrant, Kleiner Perkins, Caufield & Byers VII and KPCB
           Information Science Zaibatsu Fund VII.

   EXHIBIT
    NUMBER                             EXHIBIT TITLE
   -------                             -------------
   10.42**  Amendment to Virtual Private Network Services Agreement between the
            Registrant and WebTV Networks, Inc., dated November 1, 1997.
   10.43*** Registration Rights Agreement, dated as of December 18, 1997 between the Registrant and UBS Securities LLC, Bear Stearns & Co.,
            Inc., and Wheat First Securities, Inc. (the "Initial Purchasers")
   10.44*** Purchase Agreement, dated as of December 15, 1997 between the
            Registrant and the Initial Purchasers.
   10.45*** Warrant Agreement, dated as of December 18, 1997, between the
            Registrant and the Initial Purchasers.
   10.46*** Warrant Registration Rights Agreement, dated as of December 18,
            1997, between the Registrant and the Initial Purchasers.
   10.47*** Escrow Agreement, dated December 18, 1997, between the Registrant and Chase Manhattan Bank and Trust Company, National Association.
   10.48*** Indenture, dated as of December 18, 1997 among the Registrant and
            Chase Manhattan Bank and Trust Company, National Association, as
            trustee.
   10.49*** Form of $150,000,000 12 3/4% Senior Note due 2007
   10.50*** Form of $150,000,000 new 12 3/4% Senior Notes due 2007.
   10.51*** Form of Warrant to purchase Common Stock
   10.52    Standard Industrial Lease, dated as of February 17, 1995, by and between Tiara Computer Systems, Inc. and Internex Information
            Services, Inc.
   10.53    Standard Industrial Lease, dated as of July 25, 1996, by and between San Tomas Investors II and Internex Information Service,
            Inc.
   11.1     Statement re computation of earnings per share.
   21.1     List of Subsidiaries.
   23.2     Consent of Ernst & Young, LLP, Independent Auditors
   23.3     Consent of Arthur Andersen, LLP, Independent Public Accountants.
   24.1     Power of Attorney (see signature page).
   27.1     Financial Data Schedule

--------
* Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 333-27241), as amended, declared effective by the Securities and Exchange Commission ("SEC") on July 31, 1997.
** Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, filed with the SEC on November 14, 1997.
*** Incorporated by reference from the Company's Registration Statement on
    Form S-4, filed with the SEC on January 28, 1998.
+ Certain information in this exhibit was omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. (s)(5) 200.80(b)(4), 200.83 and 230.46.