Form 10-Q
period 1998-03-31
CONCENTRIC NETWORK CORP
filed 1998-05-15
CIK 1007304

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[_]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

[_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
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

                                   YES [_]    NO [X]

          The number of issued and outstanding shares of the Registrant's Common Stock, $0.001 par value, as of March 31, 1998, was 14,176,633.

================================================================================

                         CONCENTRIC NETWORK CORPORATION

                          PART I-FINANCIAL INFORMATION

                                                                           PAGE
                                                                           ----
Item 1.   Financial Statements:

          Condensed Consolidated Balance Sheets at March 31, 1998 and
          December 31, 1997................................................ 3

          Condensed Consolidated Statements of Operations for the three month periods ended March 31, 1998 and 1997...................... 4

          Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 1998 and 1997...................... 5

          Notes to Unaudited Condensed Consolidated Financial Statements... 6-8

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations........................................ 9-16

                           PART II-OTHER INFORMATION

Item 1.   Legal Proceedings................................................  17

Item 2.   Changes in Securities and Use of Proceeds........................  17

Item 3.   Defaults Upon Senior Securities..................................  17

Item 4.   Submission of Matters to a Vote of Security Holders..............  17

Item 5.   Other Information................................................  17

Item 6.   Exhibits and Reports on Form 8-K.................................  17

Signatures.................................................................  18

PART I-FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                         CONCENTRIC NETWORK CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                   UNAUDITED
                                 (IN THOUSANDS)

                                                                                             MARCH 31,        DECEMBER 31,
                                                                                               1998               1997
                                                                                           -------------------------------
                                      ASSETS
Current assets:
 Cash and cash equivalents.........................................................          $  63,707          $ 119,959
 Current portion of restricted cash................................................             19,125             19,125
 Accounts receivable, net..........................................................              6,542              4,549
 Goodwill and other intangible assets..............................................              3,240                 --
 Other current assets..............................................................              5,185              5,139
                                                                                             ---------          ---------
    Total current assets...........................................................             97,799            148,772
Property and equipment, net........................................................             53,916             53,710
Restricted cash, net of current portion............................................             34,148             33,400
Goodwill and other intangible assets, net of current portion.......................              8,796                 --
Other assets.......................................................................              8,211              8,607
                                                                                             ---------          ---------
Total assets.......................................................................          $ 202,870          $ 244,489
                                                                                             =========          =========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable..................................................................          $  16,141          $  10,144
 Accrued compensation and other employee benefits..................................              1,219              1,577
 Other current liabilities.........................................................              9,916              4,917
 Current portion of capital lease obligations......................................              6,911             15,326
 Deferred revenue..................................................................              1,970              1,435
                                                                                             ---------          ---------
    Total current liabilities......................................................             36,157             33,399

Capital lease obligations, net of current portion..................................              8,879             33,595
Notes payable......................................................................            145,688            145,577
Commitments
Stockholders' equity:
 Common stock......................................................................            183,083            182,721
 Accumulated deficit...............................................................           (169,761)          (149,534)
 Deferred compensation.............................................................             (1,176)            (1,269)
                                                                                             ---------          ---------
Total stockholders' equity.........................................................             12,146             31,918
                                                                                             ---------          ---------
Total liabilities and stockholders' equity.........................................          $ 202,870          $ 244,489
                                                                                             =========          =========

                            See accompanying notes.

                         CONCENTRIC NETWORK CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   UNAUDITED

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                  THREE MONTHS
                                                                                 ENDED MARCH 31,
                                                                            -----------------------
                                                                               1998         1997
                                                                            ----------   ----------
Revenue...............................................................       $ 16,484    $  9,154
Costs and expenses:
 Cost of revenue......................................................         17,724
                                                                                           15,744
 Development..........................................................          1,507
                                                                                            1,025
 Marketing and sales..................................................          8,494       4,936
 General and administrative...........................................          1,852       1,060
 Amortization of goodwill and other intangible assets.................            506          --
 Write off of in-process technology...................................          5,200          --
                                                                             --------    --------
Total costs and expenses..............................................         35,283      22,765
                                                                             --------    --------
Loss from operations..................................................        (18,799)    (13,611)
Net interest expense and other........................................          4,470       1,070
                                                                             --------    --------
Loss before extraordinary item........................................        (23,269)    (14,681)
Extraordinary gain on early retirement of debt........................          3,042          --
Net loss..............................................................       $(20,227)   $(14,681)
                                                                             ========    ========
Loss per share (historical 1998, pro-forma 1997):
 Loss before extraordinary item.......................................          (1.64)      (2.17)
 Extraordinary gain...................................................           0.21          --
                                                                             --------    --------
Net loss..............................................................       $  (1.43)     $(2.17)
                                                                             ========    ========
Shares used in computing net loss per share:
Historical 1998, pro-forma 1997.......................................         14,157       6,767
                                                                             ========    ========

                            See accompanying notes.

                         CONCENTRIC NETWORK CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED
                                 (IN THOUSANDS)


                                                                                                       THREE MONTHS ENDED
                                                                                                            MARCH 31,
                                                                                                     ----------------------
                                                                                                        1998         1997
                                                                                                     ---------    ---------
OPERATING ACTIVITIES
Net loss.................................................................................             $(20,227)   $(14,681)
Adjustments to reconcile net loss to net cash used in operating activities:
 Depreciation............................................................................                5,282       3,629
 Amortization of deferred interest, cost of revenue and marketing and sales..............                  304         193
  related to issuance of warrants
 Amortization of goodwill and other intangible assets....................................                  506          --
 Amortization of deferred interest related to Senior Notes...............................                  127          --
 Amortization of other deferred assets...................................................                  451          --
 Amortization of deferred compensation...................................................                   93          18
 Gain on retirement of debt..............................................................               (3,042)         --
 Write-off of in-process technology......................................................                5,200          --
Changes in current assets and liabilities:...............................................                               --
 Accounts receivable.....................................................................                 (475)       (474)
 Other current assets....................................................................                  (81)         16
 Prepaid expenses........................................................................                  (16)         33
 Accounts payable........................................................................                   93         624
 Accrued compensation and other employee benefits........................................                 (559)       (143)
 Deferred revenue........................................................................                  (66)        (57)
 Other current liabilities...............................................................                3,995        (282)
                                                                                                      --------    --------
 Net cash used in operating activities...................................................               (8,415)    (11,124)
INVESTING ACTIVITIES
Additions of property and equipment......................................................               (1,543)     (2,495)
Increase in restricted cash..............................................................                 (748)         --
Cash investment in network services business.............................................              (15,452)         --
                                                                                                      --------    --------
Net cash used in investing activities....................................................              (17,743)     (2,495)
FINANCING ACTIVITIES
Repayment of notes payable...............................................................               (1,960)         --
Repayment of lease obligations to a related party........................................               (3,079)     (1,972)
Repayment of lease obligations to a related party-early retirement of debt...............              (24,750)         --
Repayment of lease obligations...........................................................                             (344)
                                                                                                          (504)
Proceeds from issuances of stock and warrants............................................                  362       1,119
Deferred financing costs.................................................................                 (163)         --
                                                                                                      --------    --------
Net cash used in financing activities....................................................              (30,094)     (1,197)
                                                                                                      --------    --------
Decrease in cash and cash equivalents....................................................              (56,252)    (14,816)
Cash and cash equivalents at beginning of period.........................................              119,959      17,657
                                                                                                      --------    --------
Cash and cash equivalents at end of period...............................................             $ 63,707    $  2,841
                                                                                                      ========    ========
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Capital lease obligations incurred with a related party..................................             $  1,285    $  6,435
Capital lease obligations incurred.......................................................             $     19    $
Reduction of accounts payable through capital lease obligations incurred.................             $    ---    $  1,726

                            See accompanying notes.

                         CONCENTRIC NETWORK CORPORATION

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

          These unaudited condensed consolidated financial statements and the related footnote information have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company's management, the accompanying unaudited interim condensed financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. The results for the interim period ended March 31, 1998 are not necessarily indicative of results to be expected for the entire year ending December 31, 1998 or future operating periods.

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

          Except as noted below, net loss per share is computed using the weighted average number of shares of common stock outstanding. Common stock equivalent shares from convertible preferred stock and from stock options and warrants are not included for loss periods as the effect is antidilutive. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletin No. 98 (SAB No. 98) which was issued in February 1998, common and common equivalent shares issued by the Company for nominal consideration during any of the periods for which a statement of operations was presented in the Company's initial public offering registration statement have been included in the calculation of basic and diluted net loss per share for all such periods in a manner similar to a stock split. The net loss per share calculations have been restated for all periods presented in accordance with SAB No. 98 which replaced SAB No. 83.

          Pro Forma Net Loss Per Share

          Pro forma net loss per share has been computed as described above and also gives effect, even if antidilutive, to common equivalent shares from convertible preferred stock that automatically converted upon the closing of the Company's initial public offering (using the as-if-converted method).

          The following table sets forth the computation of basic and diluted loss per share, on an historical and pro forma basis (in thousands except per share amounts.)

                                                                                                       THREE MONTHS ENDED
                                                                                                             MARCH 31,
                                                                                                     ------------------------
                                                                                                         1998         1997
                                                                                                     -----------   ----------
NUMERATOR:
Net loss before extraordinary item.................................................................  $   (23,269)  $  (14,681)
Extraordinary gain on early retirement of debt.....................................................        3,042           --
                                                                                                     -----------   ----------
Numerator for basic and diluted loss per share.....................................................      (20,227)     (14,681)
                                                                                                     ===========   ==========
DENOMINATOR
Denominator for basic and diluted earnings per share - - weighted average shares (historical)......   14,157,000    1,394,000
                                                                                                     ===========   ==========

 Adjustments to reflect the effect of the assumed conversion of convertible preferred
     stock from the date of issuance...............................................................                 5,373,000
                                                                                                                   ----------
 Denominator for basic and diluted earnings per share - weighted average shares (pro forma)........                 6,767,000
                                                                                                                   ==========
 Basic and diluted net loss per share (historical):
        Loss before extraordinary item.............................................................  $     (1.64)  $   (10.53)
                                                                                                     -----------   ----------
        Extraordinary gain.........................................................................          .21           --
                                                                                                     -----------   ----------
        Net loss...................................................................................  $     (1.43)  $   (10.53)
                                                                                                     ===========   ==========
 Basic and diluted net loss per share (pro forma)..................................................  $        --   $    (2.17)
                                                                                                     ===========   ==========

3.   COMPREHENSIVE INCOME

          As of January 1, 1998, the Company adopted Statement No. 130, "Reporting Comprehensive Income" (FAS 130). Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments to be included in other comprehensive income.

          There was no effect on the Company's financial statements in connection with adopting FAS 130.

4.   ACQUISITION

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

                        CONCENTRIC NETWORK CORPORATION

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


          A summary of the purchase price allocation is as follows (in thousands):

Current and other assets.......................................    $ 1,348
Computer and telecommunications equipment......................      4,784
Goodwill.......................................................      9,496
Other intangible assets........................................      3,080
Write-off of in process technology.............................      5,200
                                                                   -------
             Total purchase price allocation...................    $23,908
                                                                   =======

          Goodwill is being amortized over five years. Other intangible assets include developed technology, assembled workforce and customer lists and are being amortized over their useful lives ranging from two to four years.

5.   EARLY RETIREMENT OF DEBT

          On March 31, 1998 the Company retired a portion of debt in the form of capital lease obligations to a related party. The Company paid $24.8 million for extinguishment of debt and has a remaining liability of $1.5 million for related sales taxes which is classified as accounts payable. The Company recognized an extraordinary gain of $3.0 million in connection with this transaction.

6.   INCOME TAXES

          The Company accounts for income taxes using the liability method in accordance with Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes" ("FAS 109"). No provision for income taxes is expected for 1998 as the Company expects to incur a net loss for the year and does not meet the criteria for recognizing an income tax benefit under the provisions of FAS 109.

7.   LITIGATION

          In late April and early May, 1997, three putative securities class action complaints were filed in the United States District Court, Central District by certain stockholders of Diana Corporation (Diana), the parent corporation of Sattel Communications, LLC (Sattel), alleging securities fraud related to plaintiffs' purchase of shares of Diana Common Stock in reliance upon allegedly misleading statements made by defendants, Diana, Sattel and certain of their respective affiliates, officers and directors. The Company was named as a defendant in the complaint in connection with certain statements made by Diana and officers of Diana related to Concentric's purchase of network switching equipment from Diana's Sattel subsidiary. The plaintiffs seek unspecified compensatory damages. A trial date has not yet been determined.

          While the ultimate outcome of such litigation is uncertain, the Company believes it has meritorious defenses to the claims and intends to conduct a vigorous defense. An unfavorable outcome in these matters could have a material adverse effect on the Company's financial condition. In addition, even if the ultimate outcomes are resolved in favor of the Company, the defense of such litigation could entail considerable cost and the diversion of efforts of management, either of which could have a material adverse effect on the Company's results of operations.

8.   COMMITMENTS

          The Company renewed the lease on its executive offices in Cupertino, California. The lease expires in April 2003. The average annual rent expense over the term of the lease is approximately $1.2 million per year.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


          The following discussion should be read in conjunction with the unaudited interim condensed financial statements and related notes thereto included in Part 1- Item 1 of this Quarterly Report.

IMPORTANT NOTE ABOUT FORWARD LOOKING STATEMENTS

          This quarterly report on Form 10-Q contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Predictions of future events are inherently uncertain. Actual events could differ materially from those predicted in the forward looking statements due to a number of factors including but not limited to the risks set forth in the following discussion, and in particular, the risks discussed below under the caption "Additional Factors that Could Affect Operating Results." Readers are also encouraged to refer to the Company's Form 10-K for the year ended December 31, 1997 for a further discussion of the Company's business and the risks attendant thereto.


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

          The Company's revenue prior to 1996 has been primarily generated from providing Internet access to consumers. The Company's current focus is on developing and deploying Virtual Private Networks and providing dedicated network access and Web hosting services for enterprise customers. Contracts with enterprise customers typically have a term ranging from one to three years. The Company expects enterprise-related revenue to represent an increasing portion of total revenue in future periods. The foregoing expectation is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors including the Company's operating results, the results and timing of the Company's launch of new products and services, governmental or regulatory changes, the ability of the Company to meet product and project demands, the success of the Company's marketing efforts, competition and acquisitions of complementary businesses, technologies or products.

          In February 1998, the Company acquired InterNex Information Services, Inc., a California corporation and provider of network services, colocation services and Web-hosting facilities to enterprise customers ("InterNex") pursuant to a Share Acquisition Agreement between the Company, InterNex and the sole shareholder of InterNex. This acquisition was accounted for using the purchase method of accounting. Accordingly, the Company's historical financial statements do not include results of operations, financial position or cash flows of Internex prior to its acquisition in February 1998. In addition, as a result of the acquisition, the Company has incurred charges relating to the cost of acquired in-process technology of $5.2 million and recorded an aggregate of $12.5 million of goodwill and other intangible assets, which will be amortized on a straight-line basis over their useful lives ranging from two to five years (see Note 4 of Notes to Financial Statements). If the Company were to incur additional charges for acquired in-process technology and amortization of goodwill with respect to any future acquisitions, the Company's business, operating results and financial condition could be materially and adversely affected. See "Liquidity and Capital Resources" and "Additional Factors That Could Affect Operating Results--Risks Associated with Acquisitions."

          The Company has incurred net losses and experienced negative cash flow from operations since inception and expects to continue to operate at a net loss and experience negative cash flow at least through the remainder of 1998. The Company's ability to achieve profitability and positive cash flow from operations is dependent upon the Company's ability to substantially grow its revenue base and achieve other operating efficiencies. The Company experienced net losses of approximately $22.0 million, $66.4 million and $55.6 million for the years ended December 31, 1995, 1996 and 1997, respectively and $20.2 million for the three months ended March 31, 1998. There can be no assurance that the Company will be able to achieve or sustain revenue growth, profitability or positive cash flow on either a quarterly or an annual basis.

          The Company's operating results have fluctuated in the past and may in the future fluctuate significantly, depending upon a variety of factors, including the timely deployment and expansion of the Concentric network and new network architectures, the incurrence of related capital costs, the receipt of new value-added network services and consumer services subscriptions and the introduction of new services by the Company and its competitors. Additional factors that may contribute to variability of operating results include: the pricing and mix of services offered by the Company; customer retention rate; market acceptance of new and enhanced versions of the Company's services; changes in pricing policies by the Company's competitors; the Company's ability to obtain sufficient supplies of sole- or limited-source components; user demand for network and Internet access services; balancing of network usage over a 24-hour period; general access services; the ability to identify, acquire and integrate successfully suitable acquisition candidates; and charges related to acquisitions. In response to competitive pressures, the Company may take certain pricing or marketing actions that could have a material adverse effect on the Company's business. As a result, variations in the timing and amounts of revenues could have a material adverse effect on the Company's quarterly operating results. Due to the foregoing factors, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and that such comparisons cannot be relied upon as indicators of future performance. In the event that the Company's operating results in any future period fall below the expectations of securities analysts and investors, the trading price of the Company's Common Stock would likely be materially and adversely affected.

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

RESULTS OF OPERATIONS

          Revenue. Revenue totaled approximately $16.5 million for the three months ended March 31, 1998, a $7.3 million increase over revenue of approximately $9.2 million for the three months ended March 31, 1997. This increased revenue reflects growth in revenue from the Company's broadened product offerings to its enterprise customers and through the Company's leveraged marketing arrangements with its strategic partners, continued growth in revenue derived from Internet access customers and two months of revenue generated from InterNex which was acquired in February 1998. For the three months ended March 31, 1998, revenue from WebTV Networks, Inc. ("WNI") declined to 30.8% of the Company's net revenue from 32.7% for the three months ended March 31, 1997. The Company expects revenue from WNI to decrease as a percentage of revenue. The foregoing expectation is a forward looking statement that involves risks and uncertainties and the actual results could vary materially as a result of a number of factors including those set forth below under the caption "Additional Factors That Could Affect Operating Results -- Customer Concentration."

          Cost of Revenue. Cost of revenue consists primarily of personnel costs to maintain and operate the Company's network, access charges from local exchange carriers, backbone and Internet access costs, depreciation of network equipment and amortization of related assets. Cost of revenue for the three month period ended March 31, 1998 was approximately $17.7 million, an increase of $2.0 million from cost of revenue of $15.7 million in the first quarter of 1997. This increase is attributable to the overall growth in the size of the network. As a percentage of revenue, such costs declined to 107.5% of revenue in the three months ended March 31, 1998, down from 172.0% of revenue in the year earlier period, due to increased network utilization associated with the Company's revenue growth and lower per port costs of the Company's network architecture. The Company expects its cost of revenue to continue to increase in dollar amount, while declining as a percentage of revenue as the Company expands its customer base. The foregoing expectation is a forward looking statement that involves risks and uncertainties and the actual results could vary materially as a result of a number of factors, including those set forth below under the caption "Additional Factors That Could Affect Operating Results --Limited Operating History; Continuing Operating Losses," "--Management of Potential Growth and Expansion" and "-- Dependence Upon New and Uncertain Markets."

          Development. Development expense consists primarily of personnel and equipment related expenses associated with the development of products and services of the Company. Development expense was approximately $1.5 million and $1.0 million for the three months ended March 31, 1998 and 1997, respectively. This higher level of development expense reflects an overall increase in personnel to develop new product offerings and to manage the overall growth in the network. Development expense as a percentage of revenue declined to 9.1% for the three months ended March 31, 1998 from 11.2% in the year earlier period as a result of the Company's increased revenue. The Company expects its development spending to continue to increase in dollar amount, but to decline as a percentage of revenue. The foregoing expectation is a forward looking statement that involves risks and uncertainties and the actual results could vary materially as a result of a number of factors, including those set forth below under the caption "Additional Factors that Could Affect Operation Results -- Limited Operating History; Continuing Operating Losses" and "--Dependence Upon New and Enhanced Services."

          Marketing and Sales. Marketing and sales expense consists primarily of personnel expenses, including salary and commissions, costs of marketing programs and the cost of 800 number circuits utilized by the Company for customer support functions. Marketing and sales expense was approximately $8.5 million and $4.9 million for the three months ended March 31, 1998 and 1997, respectively. The $3.6 million increase in 1998 reflects a substantial investment in the customer support, marketing and sales organizations necessary to support the Company's expanded customer base. This increase also reflects a growth in subscriber acquisition costs, related to both increased direct marketing efforts as well as commissions paid to distribution partners. Additionally, the increase reflects marketing efforts related to the introduction and expansion of enterprise products and services. Marketing and sales expense as a percentage of revenue declined to 51.5% for the three months ended March 31, 1998 from 53.9% in the year earlier period as a result of the Company's increased revenue. The Company expects marketing and sales expenditures to continue to increase in dollar amount, but to decline as a percentage of revenue. The foregoing expectation is a forward looking statement that involves risks and uncertainties and the actual results could vary materially as a result of a number of factors including those set forth under "Additional Factors that Could Affect Operating Results -- Dependence on New and Uncertain Markets," "-- Management of Potential Growth and Expansion."

          General and Administrative. General and administrative expense consists primarily of personnel expense and professional fees. General and administrative expense was approximately $1.9 million and $1.1 million for the three months ended March 31, 1998 and 1997, respectively. This higher level of expense reflects an increase in personnel and professional fees necessary to manage the financial, legal and administrative aspects of the business. General and administrative expense as a percentage of revenue declined to 11.2% for the three months ended March 31, 1998 from 11.6% in the year earlier period as a result of the Company's increased revenue. The Company expects general and administrative expense to increase in dollar amount, reflecting its growth in operations and costs associated with being a publicly held entity, but to decline as a percentage of revenue. The foregoing expectation is a forward looking statement that involves risks and uncertainties and the actual results could vary materially as a result of a number of factors including those set forth under "Additional Factors that Could Affect Operating Results -- Dependence on New and Uncertain Markets," "-- Management of Potential Growth and Expansion."

          Amortization of Goodwill and Other Intangible Assets. During the three months ended March 31, 1998 the Company recorded amortization of goodwill and other intangible assets of $506,000 resulting from the acquisition of InterNex in February 1998 (see Note 4 of Notes to Financial Statements).

          Write-off of In-Process Technology. In the quarter ended March 31, 1998 the Company wrote-off $5.2 million of in-process technology related to the InterNex acquisition (see Note 4 of Notes to Financial Statements).

          Net Interest Expense. Net interest expense was approximately $4.5 million and $1.1 million for the quarters ending March 31, 1998 and 1997, respectively. The increase is primarily due to interest related to the $150.0 million principal amount of 12 3/4% Senior Notes issued in December 1997 (the Senior Notes).

          Extraordinary Gain. During the three months ended March 31, 1998 the Company realized an extraordinary gain of $3.0 million related to the early retirement of debt in the form of capital lease obligations (see Note 5 of Notes to Financial Statements).

          Net Loss. The Company's net loss increased to approximately $20.2 million for the quarter ended March 31, 1998 as compared to approximately $14.7 million for the same quarter of 1997. The net loss in 1998 included a one-time charge of $5.2 million for the write-off of in process technology and an extraordinary gain of $3.0 million for the early retirement of debt (see Notes 4 and 5 of Notes to Financial Statements).

LIQUIDITY AND CAPITAL RESOURCES

          To date, the Company has satisfied its cash requirements primarily through capitalized lease financings, the sale of capital stock and debt financings. The Company's principal uses of cash are to fund working capital requirements and capital expenditures, to service its capital lease financing obligations, to finance and fund the InterNex acquisition and to provide for the early retirement of debt. Net cash used in operating activities for the three months ended March 31, 1998 and 1997 was approximately $8.4 million and $11.1 million, respectively. Cash used in operating activities in both periods was primarily affected by the net losses, caused by increased costs relating to the expansion of the Company's network and organizational infrastructure.

          Net cash used in investing activities for the three months ended March 31, 1998 and 1997 was approximately $17.7 million and $2.5 million, respectively. Investing activities primarily consisted of a cash payment of $15.5 million for the InterNex acquisition in the first quarter of 1998 and purchases of capital equipment in both periods.

          For the three months ended March 31, 1998 net cash of approximately $30.1 million was used in financing activities, of which $24.8 million was used for the early retirement of capital lease obligations. For the three months ended March 31, 1997, net cash used in financing activities was $1.2 million relating to principal payments on lease obligations.

          The net cash decrease for the three month period ended March 31, 1998 was $56.3 million. This included a cash payment of approximately $15.5 million associated with the acquisition of InterNex and the related payment of $3.5 million of certain assumed liabilities and $24.8 million used for the early retirement of debt. The net cash decrease for the three months ended March 31, 1997 was $14.8 million. At March 31, 1998 the Company had cash and cash equivalents of approximately $63.7 million and working capital of $61.6 million.

          The Company expects to incur additional operating losses and will rely primarily on the net proceeds from the Senior Notes and financing available under a network equipment lease agreement that currently has no maximum borrowing limit. The Company believes that such financing will be sufficient to meet its anticipated cash needs for working capital and for the acquisition of capital equipment through at least the end of 1998. However, there can be no assurance that the Company will not require additional financing within this time frame. The Company's forecast of the period of time through which its financial resources will be adequate to support its operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially as a result of number of factors, including those set forth below under the caption "Additional Factors That Could Affect Operating Results -- Future Capital Needs; Uncertainty of Additional Financing." The Company may be required to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms attractive to the Company, or at all.

ADDITIONAL FACTORS THAT COULD AFFECT OPERATING RESULTS

          The following factors, together with other risk factors discussed in the "Overview" section of Management's Discussion and Analysis of Financial Condition and Results of Operations and other information contained elsewhere herein, should be considered carefully in evaluating the Company and its business.

          Substantial Indebtedness; Ability to Service Debt. The Company is and will continue to be highly leveraged, with significant debt service requirements. The ability of the Company to meet its debt service obligations will depend on the future operating performance and financial results of the Company, which will be subject in part to factors beyond the control of the Company. Although the Company believes that its cash flow will be adequate to meet its interest payments, there can be no assurance that the Company will continue to generate sufficient cash flow in the future to meet its debt service requirements.

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

          The Company has incurred net losses and experienced negative cash flow from operations since inception and expects to continue to operate at a net loss and experience negative cash flow at least through 1998, although the Company's ability to substantially grow its revenue base and achieve other operating efficiencies. The Company experienced net losses of approximately $22.0 million, $66.4 million and $55.6 million for the years ended December 31, 1995, 1996, and 1997, respectively. At March 31, 1998, the Company had an accumulated deficit of approximately $169.8 million. There can be no assurance that the Company will be able to achieve or sustain revenue growth, profitability or positive cash flow on either a quarterly or an annual basis.

          Customer Concentration. The Company currently derives a substantial portion of its total revenue from a single customer. For the three months ended March 31, 1998 and March 31, 1997, revenue from WebTV Networks, Inc. ("WNI") represented approximately 30.8% and 32.7%, respectively, of the Company's revenue. The Company's current agreement to provide services to WebTV is terminable at will after October 1, 1999. While the Company expects revenue from WNI to decrease as a percentage of revenue in future periods, the Company believes that revenue derived from a limited number of current and future customers may continue to represent a significant portion of its revenue. As a result, the loss of one or more of the Company's major customers could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, there can be no assurance that revenue from customers that have accounted for significant revenue in past periods, individually or as a group, will continue, or if continued, will reach or exceed historical levels in any future period.

          Management of Potential Growth and Expansion. The growth and expansion of the Company's business and its service offerings have placed, and are expected to continue to place, a significant strain on the Company's management, operational and financial resources. The Company has recently expanded and upgraded its network to use an ATM backbone. The Company plans to continue to substantially expand its network in the future. There can be no assurance that the Company will be able to add services at the rate or according to the schedule presently planned by the Company. To manage its growth, the Company must, among other things, (i) continue to implement and improve its operational, financial and management information systems, including its billing, accounts receivable and payable tracking, fixed assets and other financial management systems; (ii) hire and train additional qualified personnel; and (iii) continue to expand and upgrade its network infrastructure. Further, demands on the Company's network infrastructure and technical support resources have grown rapidly with the Company's expanding customer base, and the Company may in the future experience difficulties meeting the demand for its access services and technical support. Any failure of the Company to manage its growth effectively could have a material adverse effect on the Company's business, financial condition and results of operations.

          Risks Associated With Acquisitions. The Company completed the InterNex Acquisition in February 1998 and may seek to acquire additional assets or businesses complementary to its operations. The InterNex Acquisition and any subsequent acquisitions would be accompanied by the risks commonly encountered in acquisitions of companies. Such risks include, among other things, the difficulty of assimilating the operations and personnel of InterNex or such other acquired companies, the additional financial resources that may need to be applied to fund the operations of InterNex or such other acquired companies, the potential disruption of the Company's business, the inability of the Company's management to maximize the financial and strategic position of the Company by the incorporation of acquired technology or businesses into the Company's service offerings, the difficulty of maintaining uniform standards, controls, procedures and policies, the potential loss of key employees of acquired companies, and the impairment of relationships with employees and customers as a result of changes in management. No assurance can be given that InterNex will be successfully integrated in the Company's operations. Likewise, no assurance can be given that any other acquisitions by the Company will or will not occur, that if an acquisition does occur it will not materially and adversely affect the Company or that any such acquisition will be successful in enhancing the Company's business. If the Company proceeds with additional significant acquisitions in which the consideration consists of cash, a substantial portion of the Company's available cash could be used to consummate the acquisitions.
If the Company were to consummate one or more acquisitions in which the consideration consisted of stock, stockholders of the Company could suffer significant dilution of their interests in the Company. In addition, the Internex acquisition has been accounted for using the purchase method of accounting. Because the acquisitions of companies of the type that the Company is targeting, such as InterNex, typically involve the purchase of significant amounts of intangible assets, acquisitions of such businesses also result in goodwill and potentially significant amortization charges for acquired technology. For example, as a result of the Internex acquisition, the Company incurred charges relating to in-process technology of $5.2 million for the three months ended March 31, 1998 and has recorded an aggregate of $12.5 million of goodwill and other intangible assets, which will be amortized on a straight line basis over their useful lives ranging from two to five years (see Note 4 of Notes to Financial Statements). If the Company were to incur additional charges for acquired in-process technology and amortization of goodwill with respect to future acquisitions, the Company's business, operating results and financial condition could be materially and adversely affected.

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

          Dependence upon New and Enhanced Services. The Company has recently introduced new enterprise service offerings, including the introduction of value-added, IP-based communication services to enterprises and a new line of DSL services in limited areas. The failure of these services to gain market acceptance in a timely manner, or at all, or the failure of DSL service in particular to achieve significant market coverage, could have a material adverse effect on the business, financial condition and results of operations of the Company. Introduction by the Company of new or enhanced services with reliability, quality or compatibility problems could significantly delay or hinder market acceptance of such services, which could adversely affect the Company's ability to attract new customers and subscribers. The Company's services may contain undetected errors or defects when first introduced or as enhancements are introduced. There can be no assurance that, despite testing by the Company or its customers, errors will not be found in new services after commencement of commercial deployment, resulting in additional development costs, loss of, or delays in, market acceptance, diversion of technical and other resources from the Company's other development efforts and the loss of credibility with the Company's customers and subscribers. Any such event could have a material adverse effect on the Company's business, financial condition and results of operations.

          Dependence upon Suppliers; Sole and Limited Sources of Supply. The Company relies on other companies to supply certain key components of its network infrastructure, including telecommunications services and networking equipment, which, in the quantities and quality demanded by the Company, are available only from sole or limited sources. Expansion of network infrastructures by the Company and others is placing, and will continue to place, a significant demand on the Company's suppliers, some of which have limited resources and production capacity. In addition, certain of the Company's suppliers, in turn, rely on sole or limited sources of supply of components included in their products. The Company's inability to obtain sufficient quantities of sole or limited source components or to develop alternative sources if required could result in delays and increased costs in expanding and overburdening of the Company's network infrastructure, which would have a material adverse effect on the Company's business, financial condition and results of operations. The Company from time to time has experienced delays in receiving telecommunications services, and there can be no assurance that the Company will be able to obtain such services on the scale and within the time frames required by the Company at an affordable cost, or at all. Any failure to obtain such services on a timely basis at an affordable cost would have a material adverse effect on the Company's business, financial condition and results of operations.

          Dependence upon Network Infrastructure. The Company's success will depend upon the capacity, reliability and security of its network infrastructure. The Company currently derives a significant portion of its revenue from customer subscriptions. The Company must continue to expand and adapt its network infrastructure as the number of users and the amount of information they wish to transfer increase, and as customer requirements change. The expansion and adaptation of the Company's network infrastructure will require substantial financial, operational and management resources. There can be no assurance that the Company will be able to expand or adapt its network infrastructure to meet additional demand or its customers' changing requirements on a timely basis, at a commercially reasonable cost, or at all. In addition, if demand for usage of the Concentric network were to increase faster than projected or were to exceed the Company's current forecasts, the network could experience capacity constraints, which would adversely affect the performance of the system. Any failure of the Company to expand its network infrastructure on a timely basis or adapt it to either changing customer requirements or evolving industry standards, or capacity constraints experienced by the Concentric network for any reason, could have a material adverse effect on the Company's business, financial condition and results of operations. Currently, the Company has a transit agreement with network MCI, Inc. to support the exchange of traffic between the Concentric network and the Internet. With the acquisition of InterNex, the Company is expanding its Internet connectivity to include not only private transit with MCI, Sprint and UUNet, but also private peering with other network providers as well as public peering with multiple smaller internet service providers. The Company is still in the process in integrating the InterNex network resources, including the Sprint and UUNet private transit and public peering arrangements, and has yet to determine if it can successfully execute its private/public Internet connection strategy. The failure of the networks with which Concentric has public peering, private peering or private transit, or the failure of any of the Company's data centers, or any other link in the delivery chain, or the inability of the Company to successfully integrate the InterNex network resources into the Company's existing infrastructure, and resulting interruption in the Company's operations would have a material adverse effect on the Company's business, financial condition and results of operations.

          Future Capital Needs; Uncertainty of Additional Financing. The Company currently anticipates that its available cash resources, including existing lease and credit facilities, and funds from operations will be sufficient to meet its anticipated working capital and capital expenditure requirements through at least the end of 1998. However, there can be no assurance that such resources will be sufficient for its anticipated working capital and capital expenditure requirements. The Company may need to raise additional funds through public or private debt or equity financings in order to take advantage of unanticipated opportunities, including more rapid international expansion or acquisitions of complementary businesses or technologies, or to develop new products or otherwise respond to unanticipated competitive pressures. The Company may also raise additional funds through public or private debt or equity financings if such financings become available on favorable terms. If additional funds are raised, there can be no assurance that additional financing will be available on terms favorable to the Company, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of unanticipated opportunities, develop new products or otherwise respond to unanticipated competitive pressures. Such inability could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's forecast of the period of time through which its financial resources will be adequate to support its operations is a forward looking statement that involves risks and uncertainties, and actual results could vary materially as a result of a number of factors, including those set forth above in this paragraph.

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

          Risks of Technological Change and Evolving Industry Standards. The markets for the Company's services are characterized by rapidly changing technology, evolving industry standards, changing customer needs, emerging competition and frequent new product and service introductions. The Company's future success will depend, in part, on its ability to effectively use leading technologies; to continue to develop its technical expertise; to enhance its current networking services; to develop new services that meet changing customer needs; to advertise and market its services; and to influence and respond to emerging industry standards and other technological changes in a timely and cost-effective basis. There can be no assurance that the Company will be successful in effectively using new technologies, developing new services or enhancing its existing services on a timely basis, or that such new technologies or enhancements will achieve market acceptance.

                          PART II.  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          Not applicable.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          The Company commenced its initial public offering on August 1, 1997 pursuant to a Registration Statement on Form S-1 which was declared effective by the Securities and Exchange Commission on July 31, 1997. The net proceeds to the Company in the public offering were $54.1 million. From July 31, 1997, the effective date of the Registration Statement, to March 31, 1998, the ending date of the reporting period, the approximate amount of net offering proceeds used were $26.3 million for the purchase of equipment, network services and related operational expenses, $2.7 million for capital expenditures associated with expanding the Company's network and data center operations, $12.4 million to pay certain capital lease obligations and expenses, $3.5 million to pay license fees to certain strategic partners, $2.0 million to repay promissory notes issued to certain stockholders of the Company, $4.4 million to settle a lawsuit with Sattel Communications, Inc. and $2.2 million to repurchase common stock from certain stockholders of the Company.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

ITEM 5.   OTHER INFORMATION

          Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits.

               10.54 Lease by and between Spieker Properties, L.P., a California limited partnership and the Company.

               27.1   Financial Data Schedule.

          (b)  Reports on Form 8-K.

               The Company filed a Current Report on Form 8-K dated February 5, 1998 to report under Item 2 the acquisition of InterNex Information Services, Inc.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: May 15, 1998                 CONCENTRIC NETWORK CORPORATION



                                   By /s/ Henry R. Nothhaft,
                                      --------------------------------
                                      Henry R. Nothhaft,
                                      President, Chief Executive
                                      Officer and Director



                                   By /s/ Michael F. Anthofer,
                                      --------------------------------
                                      Michael F. Anthofer,
                                      Senior Vice President and
                                      Chief Financial Officer