Form 10-Q
period 1998-06-30
CONCENTRIC NETWORK CORP
filed 1998-08-13
CIK 1007304

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

                              YES [X]      NO [ ]

  The number of issued and outstanding shares of the Registrant's Common Stock, $0.001 par value, as of June 30, 1998, was 14,471,154.

================================================================================

                         CONCENTRIC NETWORK CORPORATION

                          PART I-FINANCIAL INFORMATION


                                                                                                                    PAGE
                                                                                                                    ----
Item 1.       Financial Statements:

              Condensed Consolidated Balance Sheets at June 30, 1998 and December 31, 1997...................          3

              Condensed Consolidated Statements of Operations for the three and six month periods ended
              June 30, 1998 and 1997.........................................................................          4


              Condensed Consolidated Statements of Cash Flows for the six month periods ended
              June 30, 1998 and 1997.........................................................................          5

              Notes to Unaudited Condensed Consolidated Financial Statements.................................        6-9

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations..........      10-18

                           PART II-OTHER INFORMATION

Item 1.       Legal Proceedings..............................................................................         19

Item 2.       Changes in Securities and Use of Proceeds......................................................         19

Item 3.       Defaults Upon Senior Securities................................................................         19

Item 4.       Submission of Matters to a Vote of Security Holders............................................         19

Item 5.       Other Information..............................................................................         19

Item 6.       Exhibits and Reports on Form 8-K...............................................................         20

Signatures...................................................................................................         21

PART I-FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         CONCENTRIC NETWORK CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                   UNAUDITED
                                 (IN THOUSANDS)


                                                                                           JUNE 30,          DECEMBER 31,
                                                                                             1998                1997
                                                                                           ---------         ------------
                                      ASSETS
Current assets:
 Cash and cash equivalents........................................................          $ 191,691           $ 119,959
 Current portion of restricted cash...............................................             19,125              19,125
 Accounts receivable, net.........................................................              8,291               4,549
 Goodwill and other intangible assets.............................................              3,239                  --
 Other current assets.............................................................              5,169               5,139
                                                                                            ---------           ---------
   Total current assets...........................................................            227,515             148,772
Property and equipment, net.......................................................             58,408              53,710
Restricted cash, net of current portion...........................................             25,272              33,400
Goodwill and other intangible assets, net of current portion......................              7,987                  --
Other assets......................................................................              6,913               8,607
                                                                                            ---------           ---------
Total assets......................................................................          $ 326,095           $ 244,489
                                                                                            =========           =========

                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
 Accounts payable.................................................................          $  17,022           $  10,144
 Accrued compensation and other employee benefits.................................              1,906               1,577
 Other current liabilities........................................................              5,065               4,917
 Current portion of capital lease obligations.....................................              6,342              15,326
 Deferred revenue.................................................................              2,289               1,435
                                                                                            ---------           ---------
   Total current liabilities......................................................             32,624              33,399

Capital lease obligations, net of current portion.................................             12,442              33,595
Notes payable.....................................................................            145,799             145,577
Commitments
Redeemable exchangeable preferred stock...........................................            145,527                  --
Stockholders' equity (deficit):
 Common stock.....................................................................            184,483             182,721
 Accumulated deficit..............................................................           (193,697)           (149,534)
 Deferred compensation............................................................             (1,083)             (1,269)
                                                                                            ---------           ---------
Total stockholders' equity (deficit)..............................................            (10,927)             31,918
                                                                                            ---------           ---------
Total liabilities and stockholders' equity (deficit)..............................          $ 326,095           $ 244,489
                                                                                            =========           =========

                            See accompanying notes.

                         CONCENTRIC NETWORK CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   UNAUDITED
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                 THREE MONTHS             SIX MONTHS
                                                                ENDED JUNE 30,          ENDED JUNE 30,
                                                             --------------------    --------------------
                                                               1998        1997        1998        1997
                                                             --------    --------    --------    --------
Revenue...................................................   $ 19,662    $ 10,814    $ 36,146    $ 19,968
Costs and expenses:
 Cost of revenue..........................................     20,204      14,913      37,928      30,657
 Development..............................................      1,798       1,200       3,305       2,225
 Marketing and sales......................................      9,291       6,094      17,785      11,030
 General and administrative...............................      2,412       1,127       4,264       2,187
 Amortization of goodwill and other intangible assets.....        843          --       1,349          --
 Acquisition related charges..............................      1,291          --       1,291          --
 Write off of in-process technology.......................         --          --       5,200          --
                                                             --------    --------    --------    --------
Total costs and expenses..................................     35,839      23,334      71,122      46,099
                                                             --------    --------    --------    --------
Loss from operations......................................    (16,177)    (12,520)    (34,976)    (26,131)
Net interest expense and other............................      4,025         384       8,495       1,454
                                                             --------    --------    --------    --------
Loss before extraordinary item............................    (20,202)    (12,904)    (43,471)    (27,585)
Extraordinary gain on early retirement of debt............         --          --       3,042          --
                                                             --------    --------    --------    --------
Net loss..................................................    (20,202)    (12,904)    (40,429)    (27,585)
Preferred stock dividends and accretion...................     (1,277)         --      (1,277)         --
                                                             --------    --------    --------    --------
Net loss attributable to common stockholders..............   $(21,479)   $(12,904)   $(41,706)   $(27,585)
                                                             ========    ========    ========    ========

Loss per share (historical 1998, pro-forma 1997):
 Loss before extraordinary item...........................      (1.40)      (1.86)      (3.04)      (4.03)
 Extraordinary gain.......................................         --          --        0.21          --
                                                             --------    --------    --------    --------
 Net loss.................................................      (1.40)      (1.86)      (2.83)      (4.03)
 Preferred stock dividends and accretion..................      (0.09)         --       (0.09)         --
                                                             --------    --------    --------    --------
 Net loss attributable to common stockholders.............   $  (1.49)   $  (1.86)   $  (2.92)   $  (4.03)
                                                             ========    ========    ========    ========

Shares used in computing net loss per share:
Historical 1998, pro-forma 1997...........................     14,438       6,930      14,297       6,849
                                                             ========    ========    ========    ========

                            See accompanying notes.

                         CONCENTRIC NETWORK CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED
                                 (IN THOUSANDS)

                                                                                                              SIX MONTHS ENDED
                                                                                                                  JUNE 30,
                                                                                                            --------------------
                                                                                                              1998        1997
                                                                                                            --------    --------
Operating Activities
Net loss................................................................................................    $(41,706)   $(27,585)
Adjustments to reconcile net loss to net cash used in operating activities:
 Depreciation...........................................................................................      10,980       7,961
 Amortization of deferred interest, cost of revenue and marketing and sales related to issuance
  of warrants...........................................................................................         608         593
 Amortization of goodwill and other intangible assets...................................................       1,349          --
 Amortization of deferred financing costs related to Senior Notes.......................................         258          --
 Amortization of other deferred assets..................................................................         875          --
 Amortization of deferred compensation..................................................................         186          45
 Preferred stock dividends and accretion................................................................       1,277          --
 Gain on retirement of debt.............................................................................      (3,042)         --
 Write-off of in-process technology.....................................................................       5,200          --
Changes in current assets and liabilities:
 Accounts receivable....................................................................................      (1,812)     (1,989)
 Other current assets...................................................................................         593          --
 Prepaid expenses.......................................................................................         (15)     (4,174)
 Accounts payable.......................................................................................         153       3,496
 Accrued compensation and other employee benefits.......................................................        (146)        260
 Deferred revenue.......................................................................................        (234)        211
 Other current liabilities..............................................................................        (706)      3,652
                                                                                                            --------    --------
Net cash used in operating activities...................................................................     (26,182)    (17,530)

INVESTING ACTIVITIES
Additions of property and equipment.....................................................................      (6,279)     (4,494)
Net change in restricted cash...........................................................................       8,128          --
Cash investment in network services business............................................................     (15,452)         --
                                                                                                            --------    --------
Net cash used in investing activities...................................................................     (13,603)     (4,494)

FINANCING ACTIVITIES
Proceeds from notes payable.............................................................................          --       5,000
Repayment of notes payable..............................................................................      (1,960)         --
Repayment of lease obligations to a related party.......................................................      (5,148)     (1,972)
Repayment of lease obligations to a related party-early retirement of debt..............................     (24,750)         --
Repayment of lease obligations..........................................................................      (1,297)       (803)
Proceeds from issuances of stock and warrants...........................................................         622       5,606
Proceeds from issuances of redeemable exchangeable preferred stock......................................     144,250          --
Deferred financing costs................................................................................        (200)         --
                                                                                                            --------    --------
Net cash provided by financing activities...............................................................     111,517       7,831
                                                                                                            --------    --------
Increase (decrease) in cash and cash equivalents........................................................      71,732     (14,193)
Cash and cash equivalents at beginning of period........................................................     119,959      17,657
                                                                                                            --------    --------
Cash and cash equivalents at end of period..............................................................    $191,691    $  3,464
                                                                                                            ========    ========

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Capital lease obligations incurred with a related party.................................................    $  5,119    $ 14,097
Capital lease obligations incurred......................................................................    $     19    $    274
Reduction of accounts payable through capital lease obligations incurred................................    $     --    $  1,726

Issuance of warrants....................................................................................                $    930

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid...........................................................................................    $ 11,924    $  1,299

                            See accompanying notes.

                         CONCENTRIC NETWORK CORPORATION

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

     These unaudited condensed consolidated financial statements and the related footnote information have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company's management, the accompanying unaudited interim condensed financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. The results for the interim period ended June 30, 1998 are not necessarily indicative of results to be expected for the entire year ending December 31, 1998 or future operating periods.


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

                         CONCENTRIC NETWORK CORPORATION

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

     The following table sets forth the computation of basic and diluted loss per share, on an historical and pro forma basis (in thousands except per share amounts.)

                                                                         THREE  MONTHS ENDED            SIX MONTHS ENDED
                                                                               JUNE 30,                     JUNE 30,
                                                                      -------------------------    -------------------------
                                                                          1998          1997           1998          1997
                                                                      -----------    ----------    -----------    ----------
NUMERATOR:
Net loss before extraordinary item.................................   $   (20,202)   $  (12,904)   $   (43,471)   $  (27,585)
Extraordinary gain on early retirement of debt.....................            --            --          3,042            --
                                                                      -----------    ----------    -----------    ----------
Net loss...........................................................       (20,202)      (12,904)       (40,429)      (27,585)
                                                                      ===========    ==========    ===========    ==========
Preferred stock dividends and accretion............................        (1,277)           --         (1,277)           --
                                                                      -----------    ----------    -----------    ----------
Numerator for basic and diluted loss per share.....................   $   (21,479)   $  (12,904)   $   (41,706)   $  (27,585)
                                                                      ===========    ==========    ===========    ==========

DENOMINATOR:
Denominator for basic and diluted earnings per share - weighted
                                                                       14,438,000     1,396,000     14,297,000     1,395,000
  average shares (historical)......................................   ===========    ==========    ===========    ==========

Adjustments to reflect the effect of the assumed conversion of
  convertible preferred stock from the date of issuance............                   5,534,000                    5,454,000
                                                                                     ==========                   ==========
Denominator for basic and diluted earnings per share - weighted
  average shares (pro forma).......................................                   6,930,000                    6,849,000
                                                                                     ==========                   ==========

Basic and diluted net loss per share (historical):
     Loss before extraordinary item................................   $     (1.40)   $    (9.24)   $     (3.04)   $   (19.77)
                                                                      -----------    ----------    -----------    ----------
     Extraordinary gain............................................            --            --            .21            --
                                                                      -----------    ----------    -----------    ----------
     Net loss......................................................   $     (1.40)   $    (9.24)   $     (2.83)   $   (19.77)
                                                                      ===========    ==========    ===========    ==========
     Preferred stock dividends and accretion.......................         (0.09)           --          (0.09)           --
                                                                      -----------    ----------    -----------    ----------
     Net loss attributable to common stockholders..................   $     (1.49)   $    (9.24)   $     (2.92)   $   (19.77)
                                                                      ===========    ==========    ===========    ==========
Basic and diluted net loss per share (pro forma)...................   $        --    $    (1.86)   $        --    $    (4.03)
                                                                      ===========    ==========    ===========    ==========

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

4.  BUSINESS COMBINATIONS

     In February 1998, the Company acquired all of the outstanding stock of InterNex Information Services, Inc. ("InterNex"). The transaction was accounted for using the purchase method of accounting. The total purchase price of approximately $23.9 million consisted of a $15.5 million cash payment upon closing and the assumption of approximately $8.4 million of InterNex's liabilities (including acquisition costs).

     A summary of the purchase price allocation is as follows (in thousands):

Current and other assets..............................................................................................   $ 1,348
Computer and telecommunications equipment.............................................................................     4,784
Goodwill..............................................................................................................     9,496
Other intangible assets...............................................................................................     3,080
Write-off of in process technology....................................................................................     5,200
                                                                                                                         -------
   Total purchase price allocation....................................................................................   $23,908
                                                                                                                         =======

     Goodwill is being amortized over five years. Other intangible assets include developed technology, assembled workforce and customer lists and are being amortized over their useful lives ranging from two to four years.

     In May 1998, the Company acquired Delta Internet Services, Inc. ("DeltaNet") in a transaction that was accounted for as a pooling of interests. The Company issued approximately 226,000 shares of its common stock to DeltaNet shareholders in exchange for all outstanding DeltaNet shares. The Company also assumed outstanding DeltaNet options and warrants which were converted to options and warrants to purchase approximately 98,000 and 7,000 shares, respectively, of the Company's common stock. The results of operations of DeltaNet for the three month period ended June 30, 1998 are included in the consolidated results of operations. The Company's historical consolidated financial statements prior to the combination have not been restated to reflect the financial results of DeltaNet as these results are not material.

     The consolidated results of operations for the three month period ended June 30, 1998 include an acquisition related charge of $1.3 million primarily related to severance costs, redundant facilities and assets and professional fees related to the acquisition.

5.  EARLY RETIREMENT OF DEBT

     In March 1998 the Company retired a portion of debt in the form of capital lease obligations to a related party. The Company paid $24.8 million for extinguishment of debt. The Company recognized an extraordinary gain of $3.0 million in connection with this transaction.

6.  REDEEMABLE EXCHANGEABLE PREFERRED STOCK

     In June 1998 the Company completed a $150 million private placement of 13 1/2% Series A Senior Redeemable Exchangeable Preferred Stock due 2010 ("Preferred Stock"). Each share of Preferred Stock has a liquidation preference of $1,000 per share. Dividends on the Preferred Stock accrue at a rate of 13 1/2% per annum of the liquidation preference thereof and are payable quarterly in arrears commencing on September 1, 1998. Dividends are payable in cash, except that on each dividend payment date occurring on or prior to June 1, 2003, dividends may be paid, at the Company's option, by the issuance of additional shares of Preferred Stock having an aggregate liquidation preference equal to the amount of such dividends.

     The Preferred Stock is redeemable at the option of the Company, in whole or in part, at any time on or after June 1, 2003, at redemption rates commencing with 106.75% declining to 100% on June 1, 2008, plus accumulated and unpaid dividends to the date of redemption. In addition, prior to June 1, 2001, the Company may, at its option, redeem up to a maximum of 35% of the initially issued Preferred Stock from the net proceeds of one or more public equity offerings or the sale of common stock to a strategic investor. The Preferred Stock is subject to mandatory redemption at its liquidation preference, plus accumulated and unpaid dividends on June 1, 2010.

     The Company may, at its option, exchange in whole but not in part the then outstanding shares of Preferred Stock for 13 1/2% Exchange Debentures with a principal amount equal to the aggregate liquidation preference of the Preferred Stock. The Exchange Debentures mature on June 1, 2010. Interest on the Exchange Debentures is payable semi-annually in arrears. Interest payable on or prior to June 1, 2003 may be paid in the form of additional Exchange Debentures valued at the principal amount thereof.

     The Company is accreting the Preferred Stock to its liquidation preference through the due date of the Preferred Stock. The accretion for the quarter and year-to-date period ended June 30, 1998 was approximately $1,237,000. In connection with the issuance of Preferred Stock, the Company incurred approximately $5,750,000 of issuance costs. These costs are being amortized over 12 years and the expense for the quarter and year-to-date period ended June 30, 1998 was approximately $40,000.


7.  INCOME TAXES

     The Company accounts for income taxes using the liability method in accordance with Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes" ("FAS 109"). No provision for income taxes is expected for 1998 as the Company expects to incur a net loss for the year and does not meet the criteria for recognizing an income tax benefit under the provisions of FAS 109.


8.  LITIGATION

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


9.  COMMITMENTS

     In the quarter ended March 31, 1998, the Company renewed the lease on its executive offices in Cupertino, California. The lease expires in April 2003. The average annual rent expense over the term of the lease is approximately $1.2 million per year.

     In June 1998, the Company signed an agreement to lease space in a building in Chicago, Illinois for a data center. The lease expires in June 2008. The average annual rental expense over the term of the lease is approximately $177,000 per year.

     In July 1998, the Company signed an agreement to lease a building in San Jose, California, which is intended for the consolidation of all Silicon Valley employees and data centers. The lease commences in February 1999 and expires in January 2006. The initial rental expense is $2.4 million per year and the average annual rental expense over the term of the lease is approximately $2.8 million per year.

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

     In February 1998, the Company acquired InterNex Information Services, Inc., a California corporation and provider of network services, colocation services and Web hosting facilities to enterprise customers ("InterNex") pursuant to a Share Acquisition Agreement between the Company, InterNex and the sole shareholder of InterNex. This acquisition was accounted for using the purchase method of accounting. Accordingly, the Company's historical financial statements do not include results of operations, financial position or cash flows of InterNex prior to its acquisition in February 1998. In addition, as a result of the acquisition, the Company has incurred charges relating to the cost of acquired in-process technology of $5.2 million and recorded an aggregate of $12.5 million of goodwill and other intangible assets, which will be amortized on a straight-line basis over their useful lives ranging from two to five years (see Note 4 of Notes to Financial Statements).

     In May 1998, the Company acquired Delta Internet Services, Inc. ("DeltaNet"), a California corporation located in Anaheim and provider of dial-up and dedicated access services, Web hosting services and Web application development and design. This transaction was accounted for as a pooling of interests. Results of DeltaNet's operations for the three month period ended June 30, 1998 are included in the consolidated results of operations. The Company's historical consolidated financial statements prior to the combination have not been restated to reflect the financial results of DeltaNet as these results are not material. In addition, as a result of the acquisition, the Company has incurred charges of approximately $1.3 million in transaction costs consisting primarily of severance costs, redundant facilities and assets and professional fees related to the acquisition (see Note 4 of Notes to Financial Statements).

     If the Company were to incur additional charges for acquired in-process technology, amortization of goodwill and acquisition costs with respect to any future acquisitions, the Company's business, operating results and financial condition could be materially and adversely affected. See "Liquidity and Capital Resources" and "Additional Factors That Could Affect Operating Results--Risks Associated with Acquisitions."

     The Company has incurred net losses and experienced negative cash flow from operations since inception and expects to continue to operate at a net loss and experience negative cash flow at least through the remainder of 1998. The Company's ability to achieve profitability and positive cash flow from operations is dependent upon the Company's ability to substantially grow its revenue base and achieve other operating efficiencies. The Company experienced net losses of approximately $22.0 million, $66.4 million and $55.6 million for the years ended December 31, 1995, 1996 and 1997, respectively and $41.7 million for the six months ended June 30, 1998. There can be no assurance that the Company will be able to achieve or sustain revenue growth, profitability or positive cash flow on either a quarterly or an annual basis.

     The Company's operating results have fluctuated in the past and may in the future fluctuate significantly, depending upon a variety of factors, including the timely deployment and expansion of the Concentric network and new network architectures, the incurrence of related capital costs, variability and length of the sales cycle associated with the Company's product and service offerings, the receipt of new value-added network services and consumer services subscriptions and the introduction of new services by the Company and its competitors. Additional factors that may contribute to variability of operating results include: the pricing and mix of services offered by the Company; customer retention rate; market acceptance of new and enhanced versions of the Company's services; changes in pricing policies by the Company's competitors; the Company's ability to obtain sufficient supplies of sole- or limited-source components; user demand for network and Internet access services; balancing of network usage over a 24-hour period; general access services; the ability to identify, acquire and integrate successfully suitable acquisition candidates; and charges related to acquisitions. In response to competitive pressures, the Company may take certain pricing or marketing actions that could have a material adverse effect on the Company's business. As a result, variations in the timing and amounts of revenues could have a material adverse effect on the Company's quarterly operating results. Due to the foregoing factors, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and that such comparisons cannot be relied upon as indicators of future performance. In the event that the Company's operating results in any future period fall below the expectations of securities analysts and investors, the trading price of the Company's Common Stock would likely be materially and adversely affected.

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


RESULTS OF OPERATIONS

     Revenue. Revenue totaled approximately $19.7 million for the three months ended June 30, 1998, an $8.9 million increase over revenue of approximately $10.8 million for the three months ended June 30, 1997. This increased revenue reflects growth in revenue from the Company's broadened product offerings to its enterprise customers, continued growth in revenue from Internet access customers and revenue derived from acquisitions. For the three months ended June 30, 1998, revenue from WebTV Networks, Inc. ("WNI") declined to 25.1% of the Company's net revenue from 37.9% for the three months ended June 30, 1997. Revenue for the six months ended June 30, 1998 was $36.1 million, an increase of $16.1 million over revenue of $20.0 million for the six month period ended June 30, 1997. WNI accounted for approximately 27.7% of net revenue for the six months ended June 30, 1998 as compared to 35.5% for the comparable period in 1997. The Company expects revenue from WNI to decrease as a percentage of revenue. The foregoing expectation is a forward looking statement that involves risks and uncertainties and the actual results could vary materially as a result of a number of factors including those set forth below under the caption "Additional Factors That Could Affect Operating Results -- Customer Concentration."

     Cost of Revenue. Cost of revenue consists primarily of personnel costs to maintain and operate the Company's network, access charges from local exchange carriers, backbone and Internet access costs, depreciation of network equipment and amortization of related assets. Cost of revenue for the three month period ended June 30, 1998 was approximately $20.2 million, an increase of $5.3 million from cost of revenue of $14.9 million in the second quarter of 1997. This increase is attributable to the overall growth in the size of the network and costs associated with acquired operations. As a percentage of revenue, such costs declined to 102.8% of revenue in the three months ended June 30, 1998, down from 137.9% of revenue in the year earlier period, due to increased network utilization associated with the Company's revenue growth and lower per port costs of the Company's network architecture. Cost of revenue for the six months ended June 30, 1998 was approximately $37.9 million compared with $30.7 million for the six months ended June 30, 1997. As a percentage of revenue, costs declined to 104.9% of revenue in the six months ended June 30, 1998 from 153.5% of revenue in the year earlier period. The Company expects its cost of revenue to continue to increase in dollar amount, while declining as a percentage of revenue as the Company expands its customer base. The foregoing expectation is a forward looking statement that involves risks and uncertainties and the actual results could vary materially as a result of a number of factors, including those set forth below under the caption "Additional Factors That Could Affect Operating Results --Limited Operating History; Continuing Operating Losses," "-- Management of Potential Growth and Expansion" and "-- Dependence Upon New and Uncertain Markets."

     Development. Development expense consists primarily of personnel and equipment related expenses associated with the development of products and services of the Company. Development expense was approximately $1.8 million and $1.2 million for the three months ended June 30, 1998 and 1997, respectively. This higher level of development expense reflects an overall increase in personnel to develop new product offerings, to manage the overall growth in the network and from acquired operations. Development expense as a percentage of revenue declined to 9.1% for the three months ended June 30, 1998 from 11.1% in the year earlier period as a result of the Company's increased revenue. Development expense for the six month periods ending June 30, 1998 and 1997 was approximately $3.3 million and $2.2 million, respectively. As a percentage of revenue, development expense declined to 9.1% for the six months ended June 30, 1998 from 11.1% for the six months ended June 30, 1997. The Company expects its development spending to continue to increase in dollar amount, but to decline as a percentage of revenue. The foregoing expectation is a forward looking statement that involves risks and uncertainties and the actual results could vary materially as a result of a number of factors, including those set forth below under the caption "Additional Factors that Could Affect Operation Results -- Limited Operating History; Continuing Operating Losses" and "--Dependence Upon New and Enhanced Services."

     Marketing and Sales. Marketing and sales expense consists primarily of personnel expenses, including salary and commissions, costs of marketing programs and the cost of 800 number circuits utilized by the Company for customer support functions. Marketing and sales expense was approximately $9.3 million and $6.1 million for the three months ended June 30, 1998 and 1997, respectively. The $3.2 million increase in 1998 reflects a substantial investment in the customer support, marketing and sales organizations necessary to support the Company's expanded and acquired customer base. This increase also reflects a growth in subscriber acquisition costs and marketing efforts related to the introduction and expansion of enterprise products and services. Marketing and sales expense as a percentage of revenue declined to 47.3% for the three months ended June 30, 1998 from 56.4% in the year earlier period as a result of the Company's increased revenue. For the six months ended June 30, 1998 and 1997, marketing and sales expense was approximately $17.8 million and $11.0 million, representing 49.2% and 55.2% of revenue, respectively. The Company expects marketing and sales expenditures to continue to increase in dollar amount, but to decline as a percentage of revenue. The foregoing expectation is a forward looking statement that involves risks and uncertainties and the actual results could vary materially as a result of a number of factors including those set forth under "Additional Factors that Could Affect Operating Results -- Dependence on New and Uncertain Markets," "-- Management of Potential Growth and Expansion."

     General and Administrative. General and administrative expense consists primarily of personnel expense and professional fees. General and administrative expense was approximately $2.4 million and $1.1 million for the three months ended June 30, 1998 and 1997, respectively. This higher level of expense reflects an increase in personnel and professional fees necessary to manage the financial, legal and administrative aspects of the business. General and administrative expense as a percentage of revenue increased to 12.3% for the three months ended June 30, 1998 from 10.4% in the year earlier period as a result of the Company's increased personnel expense and professional fees, reflecting growth in operations, costs associated with being a publicly held entity and acquisitions. For the six months ended June 30, 1998 and 1997, general and administrative expenses were approximately $4.3 million and $2.2 million, respectively. General and administrative expense as a percentage of revenue increased to 11.8% in the six months ended June 30, 1998 as compared to 11.0% for the comparable period in 1997. The Company expects general and administrative expense to increase in dollar amount, reflecting its growth in operations and costs associated with being a publicly held entity. The Company also expects general and administrative costs to increase as a percentage of revenue due primarily to increased professional fees through the third quarter of 1998, but to decrease as a percentage of revenue thereafter. The foregoing expectation is a forward looking statement that involves risks and uncertainties and the actual results could vary materially as a result of a number of factors including those set forth under "Additional Factors that Could Affect Operating Results -- Dependence on New and Uncertain Markets," "-- Management of Potential Growth and Expansion."

     Amortization of Goodwill and Other Intangible Assets. During the three month and six month periods ended June 30, 1998 the Company recorded amortization of goodwill and other intangible assets of approximately $843,000 and $1,349,000, respectively, resulting from the acquisition of InterNex in February 1998 (see Note 4 of Notes to Financial Statements).

     Acquisition Related Charges. In the quarter ended June 30, 1998 the Company wrote off $1.3 million of costs incurred related to the DeltaNet acquisition (see Note 4 of Notes to Financial Statements).

     Write-off of In-Process Technology. In the six months ended June 30, 1998 the Company wrote off $5.2 million of in-process technology related to the InterNex acquisition (see Note 4 of Notes to Financial Statements).

     Net Interest Expense and Other. Net interest expense and other expense was approximately $4.0 million and $384,000 for the three month periods ending June 30, 1998 and 1997, respectively. For the six months ended June 30, 1998 and 1997, net interest expense and other expense was $8.5 million and $1.5 million, respectively. The increase is primarily due to interest related to the $150.0 million principal amount of 12 3/4% Senior Notes issued in December 1997 (the Senior Notes).

     Extraordinary Gain. During the six months ended June 30, 1998 the Company realized an extraordinary gain of $3.0 million related to the early retirement of debt in the form of capital lease obligations (see Note 5 of Notes to Financial Statements).

     Preferred Stock Dividends and Accretions. During the three and six months ended June 30, 1998, the Company recorded dividend and stock accretion costs of $1.3 million related to the Redeemable Exchangeable Preferred Stock issued in June 1998 (see Note 6 of Notes to Financial Statements).

     Net Loss Attributable to Common Stockholders. The Company's net loss attributable to common stockholders increased to approximately $21.5 million for the three months ended June 30, 1998 as compared to approximately $12.9 million for the same period of 1997. For the six months ended June 30, 1998 the net loss attributable to common stockholders was $41.7 million as compared to $27.6 million for the six months ended June 30, 1997. For comparative purposes, the net loss attributable to common stockholders for the six month period ended June 30, 1998 included expenses related to financing and acquisitions of $1.3 million of acquisition charges resulting from the acquisition of DeltaNet, $1.3 million of dividends and accretion related to the Preferred Stock, $10.0 million interest expense and amortization of debt issuance costs and warrants related to the Senior Notes, $5.2 million write-off of in-process technology and $1.3 million of amortization of goodwill and other intangibles relating to the acquisition of InterNex which were partially offset by an extraordinary gain of $3.0 million on early retirement of debt. (see Notes 4, 5 and 6 of Notes to Financial Statements).


LIQUIDITY AND CAPITAL RESOURCES

     To date, the Company has satisfied its cash requirements primarily through capitalized lease financings, the sale of capital stock and debt financings. The Company's principal uses of cash are to fund working capital requirements and capital expenditures, to service its capital lease and debt financing obligations, to finance and fund acquisitions and to provide for the early retirement of debt. Net cash used in operating activities for the six months ended June 30, 1998 and 1997 was approximately $26.1 million and $17.5 million, respectively. Cash used in operating activities in both periods was primarily affected by the net losses, caused by increased costs relating to the expansion of the Company's network and organizational infrastructure.

     Net cash used in investing activities for the six months ended June 30, 1998 and 1997 was approximately $13.6 million and $4.5 million, respectively. Investing activities primarily consisted of release of restricted cash of $9.6 million for the interest payment due on Senior Notes in June 1998, a cash payment of $15.5 million for the InterNex acquisition in the first quarter of 1998, and purchases of capital equipment in both periods.

     For the six months ended June 30, 1998, net cash of approximately $111.5 million was generated from financing activities, of which $144.3 million was the net proceeds from the issuance of Redeemable Exchangeable Preferred Stock and $24.8 million was used for the early retirement of capital lease obligations. For the six months ended June 30, 1997, net cash provided by financing activities was $7.8 million, principally related to the issuance of notes payable of $5.0 million and the issuance of common and preferred stock of $5.6 million.

     The net cash increase for the six month period ended June 30, 1998 was $71.7 million. This included net proceeds from the issuance of Redeemable Exchangeable Preferred Stock of $144.3 million partially offset by a semi-annual interest payment on Senior Notes of $9.6 million, a cash payment of approximately $15.5 million associated with the acquisition of InterNex and the related payment of $3.5 million of certain assumed liabilities and $24.8 million used for the early retirement of debt. The net cash decrease for the six months ended June 30, 1997 was $14.2 million. At June 30, 1998 the Company had cash and cash equivalents of approximately $191.7 million and working capital of $194.9 million.

     The Company expects to incur additional operating losses and will rely primarily on the net proceeds from the Senior Notes, the Redeemable Exchangeable Preferred Stock and financing available under a network equipment lease agreement that currently has no maximum borrowing limit. The Company believes that such financing will be sufficient to meet its anticipated cash needs for working capital, purchases of capital equipment and funding of acquisitions through 1999. However, there can be no assurance that the Company will not require additional financing within this time frame. The Company's forecast of the period of time through which its financial resources will be adequate to support its operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially as a result of number of factors, including those set forth below under the caption "Additional Factors That Could Affect Operating Results -- Future Capital Needs; Uncertainty of Additional Financing." The Company may be required to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms attractive to the Company, or at all.

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

     The Company has incurred net losses and experienced negative cash flow from operations since inception and expects to continue to operate at a net loss and experience negative cash flow at least through 1998, although the Company's ability to achieve profitability and positive cash flow from operations is dependent upon the Company's ability to substantially grow its revenue base and achieve other operating efficiencies. The Company experienced net losses of approximately $22.0 million, $66.4 million and $55.6 million for the years ended December 31, 1995, 1996, and 1997, respectively and approximately $41.7 million for the six month period ended June 30, 1998. At June 30, 1998, the Company had an accumulated deficit of approximately $193.7 million. There can be no assurance that the Company will be able to achieve or sustain revenue growth, profitability or positive cash flow on either a quarterly or an annual basis.

     Customer Concentration. The Company currently derives a substantial portion of its total revenue from a single customer. For the six months ended June 30, 1998 and June 30, 1997, revenue from WebTV Networks, Inc. ("WNI") represented approximately 27.7% and 35.5%, respectively, of the Company's revenue. The Company's current agreement to provide services to WebTV is terminable at will after October 1, 1999. While the Company expects revenue from WNI to decrease as a percentage of revenue in future periods, the Company believes that revenue derived from a limited number of current and future customers may continue to represent a significant portion of its revenue. As a result, the loss of one or more of the Company's major customers could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, there can be no assurance that revenue from customers that have accounted for significant revenue in past periods, individually or as a group, will continue, or if continued, will reach or exceed historical levels in any future period.

     Management of Potential Growth and Expansion. The growth and expansion of the Company's business and its service offerings have placed, and are expected to continue to place, a significant strain on the Company's management, operational and financial resources. The Company has expanded and upgraded its network to use an ATM backbone. The Company plans to continue to substantially expand its network in the future. There can be no assurance that the Company will be able to add services at the rate or according to the schedule presently planned by the Company. To manage its growth, the Company must, among other things, (i) continue to implement and improve its operational, financial and management information systems, including its billing, accounts receivable and payable tracking, fixed assets and other financial management systems; (ii) hire and train additional qualified personnel; and (iii) continue to expand and upgrade its network infrastructure. Further, demands on the Company's network infrastructure and technical support resources have grown rapidly with the Company's expanding customer base, and the Company may in the future experience difficulties meeting the demand for its access services and technical support.

Any failure of the Company to manage its growth effectively could have a material adverse effect on the Company's business, financial condition and results of operations.

     Risks Associated With Acquisitions. The Company completed the InterNex acquisition in February 1998, the DeltaNet acquisition in May 1998 and may seek to acquire additional assets or businesses complementary to its operations. The InterNex and DeltaNet acquisitions and any subsequent acquisitions would be accompanied by the risks commonly encountered in acquisitions of companies. Such risks include, among other things, the difficulty of assimilating the operations and personnel of acquired companies, the additional financial resources that may need to be applied to fund the operations of acquired companies, the potential disruption of the Company's business, the inability of the Company's management to maximize the financial and strategic position of the Company by the incorporation of acquired technology or businesses into the Company's service offerings, the difficulty of maintaining uniform standards, controls, procedures and policies, the potential loss of key employees of acquired companies, and the impairment of relationships with employees and customers as a result of changes in management. No assurance can be given that InterNex and DeltaNet will be successfully integrated in the Company's operations. Likewise, no assurance can be given that any other acquisitions by the Company will or will not occur, that if an acquisition does occur it will not materially and adversely affect the Company or that any such acquisition will be successful in enhancing the Company's business. If the Company proceeds with additional significant acquisitions in which the consideration consists of cash, a substantial portion of the Company's available cash could be used to consummate the acquisitions. If the Company were to consummate one or more acquisitions in which the consideration consisted of stock, stockholders of the Company could suffer significant dilution of their interests in the Company. In addition, the InterNex acquisition has been accounted for using the purchase method of accounting. Because the acquisitions of companies of the type that the Company is targeting, such as InterNex, typically involve the purchase of significant amounts of intangible assets, acquisitions of such businesses also result in goodwill and potentially significant amortization charges for acquired technology. The DeltaNet acquisition was accounted for as a pooling of interests and the Company incurred significant expenses related to this acquisition. If the Company were to incur additional charges for acquired in-process technology, amortization of goodwill and acquisition costs with respect to future acquisitions, the Company's business, operating results and financial condition could be materially and adversely affected.

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

     Dependence upon Network Infrastructure. The Company's success will depend upon the capacity, reliability and security of its network infrastructure. The Company currently derives a significant portion of its revenue from customer subscriptions. The Company must continue to expand and adapt its network infrastructure as the number of users and the amount of information they wish to transfer increase, and as customer requirements change. The expansion and adaptation of the Company's network infrastructure will require substantial financial, operational and management resources. There can be no assurance that the Company will be able to expand or adapt its network infrastructure to meet additional demand or its customers' changing requirements on a timely basis, at a commercially reasonable cost, or at all. In addition, if demand for usage of the Concentric network were to increase faster than projected or were to exceed the Company's current forecasts, the network could experience capacity constraints, which would adversely affect the performance of the system. Any failure of the Company to expand its network infrastructure on a timely basis or adapt it to either changing customer requirements or evolving industry standards, or capacity constraints experienced by the Concentric network for any reason, could have a material adverse effect on the Company's business, financial condition and results of operations. Currently, the Company has transit agreements with MCI, Inc., Sprint, UUNet, AOL and other network providers to support the exchange of traffic between the Concentric network and the Internet as well as public peering arrangements with multiple smaller internet service providers. The Company has yet to determine if it can successfully execute its private/public Internet connection strategy. The failure of the networks with which Concentric has public peering, private peering or private transit, or the failure of any of the Company's data centers, or any other link in the delivery chain, or the inability of the Company to successfully integrate its acquired network resources into the Company's existing infrastructure, and resulting interruption in the Company's operations would have a material adverse effect on the Company's business, financial condition and results of operations.

     Future Capital Needs; Uncertainty of Additional Financing. The Company currently anticipates that its available cash resources, including existing lease and credit facilities, and funds from operations will be sufficient to meet its anticipated working capital and capital expenditure requirements through 1999. However, there can be no assurance that such resources will be sufficient for its anticipated working capital and capital expenditure requirements. The Company may need to raise additional funds through public or private debt or equity financings in order to take advantage of unanticipated opportunities, including more rapid international expansion or acquisitions of complementary businesses or technologies, or to develop new products or otherwise respond to unanticipated competitive pressures. The Company may also raise additional funds through public or private debt or equity financings if such financings become available on favorable terms. If additional funds are raised, there can be no assurance that additional financing will be available on terms favorable to the Company, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of unanticipated opportunities, develop new products or otherwise respond to unanticipated competitive pressures. Such inability could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's forecast of the period of time through which its financial resources will be adequate to support its operations is a forward looking statement that involves risks and uncertainties, and actual results could vary materially as a result of a number of factors, including those set forth above in this paragraph.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

      On June 3, 1998, the Company issued 150,000 shares of its 13 1/2% Series A Senior Redeemable Exchangeable Preferred Stock due 2010 (the "Series A Preferred Stock"). The aggregate purchase price for the Series A Preferred Stock was $150,000,000 and the Company paid $5,250,000 in discounts to the initial purchasers of the Series A Preferred Stock. The securities were offered and sold only to "qualified institutional buyers" (as defined in Rule 144 of the Securities Act) in reliance on the exemption from the registration requirements of the Securities Act provided by Rule 144A.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Annual Meeting of Stockholders was held on May 20, 1998 at which the following matters were submitted to a vote of the stockholders:

      1. An election was held with Gordon C. Martin being elected to the Board of Directors as a Class I director with 9,429,441 shares voting in favor and 8,526 shares withheld.

          The following individuals' term of office as director continued after the meeting:
               Gary E. Rieschel
               Vinod Khosla
               Franco Regis
               Henry R. Nothhaft

      2. A proposal to amend the Company's 1997 Stock Plan to increase the number of shares available for issuance thereunder by 750,000 shares to an aggregate of 2,250,000 was approved with 6,444,529 shares voting for, 1,514,790 shares voting against, 11,737 shares abstaining and 1,466,911 broker non-votes.

      3. A proposal to amend the Company's 1997 Employee Stock Purchase Plan to provide for an annual increase in the number of shares reserved for issuance thereunder equal to the lesser of (i) 400,000 shares, (ii) 2% of the outstanding shares of common stock of the Company or (iii) a number of shares determined by the Board of Directors was approved with 7,043,944 shares voting in favor, 915,512 shares voting against, 11,601 shares abstaining and 1,466,910 broker non-votes.

      4. A proposal to ratify the appointment of Ernst & Young LLP as independent auditors for the Company for the fiscal year ending December 31, 1998 was approved with 9,425,825 shares voting in favor, 6,292 shares voting against and 5,850 shares abstaining.

ITEM 5.  OTHER INFORMATION

      Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON 8-K

      (a)      Exhibits.

      4.1*** Certificate of Designation of Voting Power, Designation Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of 13 1/2% Series A and Series B Redeemable Exchangeable Preferred Stock, due 2010 of the Registrant.

      4.2***   Form of Series A Preferred Stock Certificate.

      4.3***   Form of Series B Preferred Stock Certificate.

      10.55    Lease between the Sobrato Group and the Company, dated May 15,
               1998.

      10.56*** Purchase Agreement, dated as of June 3, 1998, by and among the Registrant and Initial Purchasers.

      10.57*** Registration Rights Agreement, dated as of June 8, 1998, by and among the Registrant and the Initial Purchasers.

      10.58*** Form of Indenture for Exchange Debentures.

      27.1     Financial Data Schedule.

      (b)      Reports on Form 8-K.

               The Company filed a Current Report on Form 8-K dated June 11, 1998, to report under Item 5 the offering to sell 150,000 shares of 13 1/2% Senior Redeemable Exchangeable Preferred Stock due 2010.

-------------------------
*** Incorporated by reference from Registrant's Registration Statement on
    Form S-4 (File No. 333-58641), as declared effective by the Securities and Exchange Commission ("SEC") on August 11, 1998.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: August 13, 1998                CONCENTRIC NETWORK CORPORATION



                                     By  /s/ Henry R. Nothhaft
                                        ---------------------------------
                                        Henry R. Nothhaft,
                                        President, Chief Executive
                                        Officer and Director



                                     By  /s/ Michael F. Anthofer
                                        ---------------------------------
                                        Michael F. Anthofer,
                                        Senior Vice President and
                                        Chief Financial Officer