Form 10-Q
period 1998-09-30
CONCENTRIC NETWORK CORP
filed 1998-11-16
CIK 1007304

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

                              YES [X]      NO [  ]

  The number of issued and outstanding shares of the Registrant's Common Stock, $0.001 par value, as of September 30, 1998, was 14,895,831.

================================================================================

                         CONCENTRIC NETWORK CORPORATION

                          PART I-FINANCIAL INFORMATION


                                                                                                                PAGE
                                                                                                              --------

Item 1.      Financial Statements:

             Condensed Consolidated Balance Sheets at September 30, 1998 and December 31, 1997..............         3

             Condensed Consolidated Statements of Operations for the three and nine month periods ended
             September 30, 1998 and 1997....................................................................         4

             Condensed Consolidated Statements of Cash Flows for the nine month periods ended
             September 30, 1998 and 1997....................................................................         5

             Notes to Unaudited Condensed Consolidated Financial Statements.................................      6-10

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations..........     11-20

PART II-OTHER INFORMATION

Item 1.      Legal Proceedings..............................................................................        21

Item 2.      Changes in Securities and Use of Proceeds......................................................        21

Item 3.      Defaults Upon Senior Securities................................................................        21

Item 4.      Submission of Matters to a Vote of Security Holders............................................        21

Item 5.      Other Information..............................................................................        21

Item 6.      Exhibits and Reports on Form 8-K...............................................................        22

Signatures..................................................................................................        23

PART I-FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         CONCENTRIC NETWORK CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                   UNAUDITED
                                 (IN THOUSANDS)


                                                                                        SEPTEMBER 30,      DECEMBER 31,
                                                                                            1998               1997
                                                                                        -------------      ------------

                                      ASSETS
Current assets:
 Cash and cash equivalents........................................................         $ 152,110          $ 119,959
 Short term investments...........................................................            17,251                 --
 Current portion of restricted cash...............................................            19,125             19,125
 Accounts receivable, net.........................................................            10,253              4,549
 Goodwill and other intangible assets.............................................             5,565                 --
 Other current assets.............................................................             5,611              5,139
                                                                                           ---------          ---------
   Total current assets...........................................................           209,915            148,772
Property and equipment, net.......................................................            58,014             53,710
Restricted cash, net of current portion...........................................            26,087             33,400
Goodwill and other intangible assets, net of current portion......................            16,190                 --
Other assets......................................................................             5,365              8,607
                                                                                           ---------          ---------
Total assets......................................................................         $ 315,571          $ 244,489
                                                                                           =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
 Accounts payable.................................................................         $  21,157          $  10,144
 Accrued compensation and other employee benefits.................................             1,548              1,577
 Other current liabilities........................................................             9,750              4,917
 Current portion of capital lease obligations.....................................             6,961             15,326
 Deferred revenue.................................................................             2,770              1,435
                                                                                           ---------          ---------
   Total current liabilities......................................................            42,186             33,399

Capital lease obligations, net of current portion.................................            11,204             33,595
Notes payable.....................................................................           145,910            145,577
Commitments
Redeemable exchangeable preferred stock...........................................           150,806                 --
Stockholders' equity (deficit):
 Common stock.....................................................................           186,389            182,721
 Accumulated deficit..............................................................          (219,934)          (149,534)
 Deferred compensation............................................................              (990)            (1,269)
                                                                                           ---------          ---------
Total stockholders' equity (deficit)..............................................           (34,535)            31,918
                                                                                           ---------          ---------
Total liabilities and stockholders' equity (deficit)..............................         $ 315,571          $ 244,489
                                                                                           =========          =========


                            See accompanying notes.

                         CONCENTRIC NETWORK CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   UNAUDITED
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                        THREE MONTHS                         NINE MONTHS
                                                                     ENDED SEPTEMBER 30,                 ENDED SEPTEMBER 30,
                                                                  --------------------------          -------------------------
                                                                     1998             1997             1998             1997
                                                                  --------          --------         --------         --------

Revenue...................................................         $ 21,579         $ 11,824         $ 57,725         $ 31,792
Costs and expenses:
 Cost of revenue..........................................           22,906           14,838           60,834           45,495
 Development..............................................            2,100            1,313            5,405            3,538
 Marketing and sales......................................           11,494            6,459           29,279           17,489
 General and administrative...............................            2,547            1,182            6,811            3,369
 Amortization of goodwill and other intangible assets.....            1,100               --            2,449               --
 Acquisition related charges..............................               --               --            1,291               --
 Write off of in-process technology.......................               --               --            5,200               --
                                                                   --------         --------         --------         --------
Total costs and expenses..................................           40,147           23,792          111,269           69,891
                                                                   --------         --------         --------         --------
Loss from operations......................................          (18,568)         (11,968)         (53,544)         (38,099)
Net interest expense and other............................            2,390            2,250           10,885            3,704
                                                                   --------         --------         --------         --------
Loss before extraordinary item............................          (20,958)         (14,218)         (64,429)         (41,803)
Extraordinary gain on early retirement of debt............               --               --            3,042               --
                                                                   --------         --------         --------         --------
Net loss..................................................          (20,958)         (14,218)         (61,387)         (41,803)
Preferred stock dividends and accretion...................           (5,279)              --           (6,556)              --
                                                                   --------         --------         --------         --------
Net loss attributable to common stockholders..............         $(26,237)        $(14,218)        $(67,943)        $(41,803)
                                                                   ========         ========         ========         ========

Loss per share (historical 1998, pro-forma 1997):
 Loss before extraordinary item...........................         $  (1.43)        $  (1.22)        $  (4.47)        $  (4.95)
 Extraordinary gain.......................................               --               --             0.21               --
                                                                   --------         --------         --------         --------
 Net loss.................................................            (1.43)           (1.22)           (4.26)           (4.95)
 Preferred stock dividends and accretion..................            (0.36)              --            (0.45)              --
                                                                   --------         --------         --------         --------
 Net loss attributable to common stockholders.............         $  (1.79)        $  (1.22)        $  (4.71)        $  (4.95)
                                                                   ========         ========         ========         ========

Shares used in computing net loss per share:
Historical 1998, pro-forma 1997...........................           14,694           11,651           14,429            8,450
                                                                   ========         ========         ========         ========


                            See accompanying notes.

                         CONCENTRIC NETWORK CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED
                                 (IN THOUSANDS)

                                                                                                           NINE MONTHS ENDED
                                                                                                             SEPTEMBER 30,
                                                                                                          -------------------
                                                                                                            1998       1997
                                                                                                          --------   --------
OPERATING ACTIVITIES
Net loss................................................................................................  $(67,943)  $(41,803)
Adjustments to reconcile net loss to net cash used in operating activities:
 Depreciation...........................................................................................    17,618     12,389
 Amortization of deferred interest, cost of revenue and marketing and sales related to issuance                912      1,534
  of warrants...........................................................................................
 Amortization of goodwill and other intangible assets...................................................     2,450         --
 Amortization of deferred financing costs related to Senior Notes.......................................       392         --
 Amortization of other deferred assets..................................................................     2,538         --
 Amortization of deferred compensation..................................................................       280        129
 Preferred stock dividends and accretion................................................................     6,556         --
 Loss on disposal of equipment..........................................................................        --        162
 Gain on retirement of debt.............................................................................    (3,042)        --
 Write-off of in-process technology.....................................................................     5,200         --
Changes in current assets and liabilities:
 Accounts receivable....................................................................................    (3,679)    (2,546)
 Other current assets...................................................................................       629     (1,100)
 Prepaid expenses.......................................................................................      (333)    (3,028)
 Accounts payable.......................................................................................     2,222     (7,022)
 Accrued compensation and other employee benefits.......................................................      (791)       305
 Deferred revenue.......................................................................................       175        171
 Other current liabilities..............................................................................     3,616      1,440
                                                                                                          --------   --------
Net cash used in operating activities...................................................................   (33,200)   (39,369)

INVESTING ACTIVITIES
Additions of property and equipment.....................................................................   (11,288)    (5,065)
Net change in restricted cash...........................................................................     7,313         --
Increase in short term investments......................................................................   (17,251)        --
Proceeds from sale of property and equipment............................................................        --         18
Cash investment in network services businesses..........................................................   (25,077)        --
                                                                                                          --------   --------
Net cash used in investing activities...................................................................   (46,303)    (5,047)

FINANCING ACTIVITIES
Proceeds from notes payable.............................................................................        --      5,000
Repayment of notes payable..............................................................................    (1,960)    (2,000)
Repayment of lease obligations to a related party.......................................................    (3,079)    (7,092)
Repayment of lease obligations to a related party-early retirement of debt..............................   (24,750)        --
Repayment of lease obligations..........................................................................    (5,015)    (1,245)
Proceeds from issuances of stock and warrants...........................................................     2,528     73,951
Repurchase of common stock..............................................................................        --     (2,217)
Proceeds from issuances of redeemable exchangeable preferred stock......................................   144,250         --
Deferred financing costs................................................................................      (320)        --
                                                                                                          --------   --------
Net cash provided by financing activities...............................................................   111,654     66,397
                                                                                                          --------   --------
Increase in cash and cash equivalents...................................................................    32,151     21,981
Cash and cash equivalents at beginning of period........................................................   119,959     17,657
                                                                                                          --------   --------
Cash and cash equivalents at end of period..............................................................  $152,110   $ 39,638
                                                                                                          ========   ========

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Stock exchanged for notes payable, including accrued interest...........................................  $     --   $  3,041
Capital lease obligations incurred with a related party.................................................  $  1,285   $ 15,873
Capital lease obligations incurred......................................................................  $  4,485   $     --
Reduction of accounts payable through capital lease obligations incurred................................  $     --   $  2,000
Issuance of warrants....................................................................................  $     --   $  1,245

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid...........................................................................................  $ 12,499   $  3,885

                            See accompanying notes.

                         CONCENTRIC NETWORK CORPORATION

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

     These unaudited condensed consolidated financial statements and the related footnote information have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company's management, the accompanying unaudited interim condensed financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. The results for the interim period ended September 30, 1998 are not necessarily indicative of results to be expected for the entire year ending December 31, 1998 or future operating periods.

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

                                                                        THREE  MONTHS ENDED          NINE MONTHS ENDED
                                                                           SEPTEMBER 30,               SEPTEMBER 30,
                                                                     -------------------------   ------------------------
                                                                         1998          1997          1998         1997
                                                                     -----------   -----------   -----------   ----------
NUMERATOR:
Net loss before extraordinary item.................................  $   (20,958)  $   (14,218)  $   (64,429)  $  (41,803)
Extraordinary gain on early retirement of debt.....................           --            --         3,042           --
                                                                     -----------   -----------   -----------   ----------
Net loss...........................................................      (20,958)      (14,218)      (61,387)     (41,803)
                                                                     ===========   ===========   ===========   ==========
Preferred stock dividends and accretion............................       (5,279)           --        (6,556)          --
                                                                     -----------   -----------   -----------   ----------
Numerator for basic and diluted loss per share.....................  $   (26,237)  $   (14,218)  $   (67,943)  $  (41,803)
                                                                     ===========   ===========   ===========   ==========

DENOMINATOR:
Denominator for basic and diluted earnings per share - weighted
  average shares (historical)......................................   14,694,000     9,733,000    14,429,000    4,174,000
                                                                     ===========   ===========   ===========   ==========


Adjustments to reflect the effect of the assumed conversion of
  convertible preferred stock from the date of issuance............                  1,918,000                  4,276,000
                                                                                   ===========                 ==========
Denominator for basic and diluted earnings per share - weighted
  average shares (pro forma).......................................                 11,651,000                  8,450,000
                                                                                   ===========                 ==========

Basic and diluted net loss per share (historical):
     Loss before extraordinary item................................  $     (1.43)  $     (1.46)  $     (4.47)  $   (10.02)
                                                                     -----------   -----------   -----------   ----------
     Extraordinary gain............................................           --            --          0.21           --
                                                                     -----------   -----------   -----------   ----------
     Net loss......................................................  $     (1.43)  $     (1.46)  $     (4.26)  $   (10.02)
                                                                     ===========   ===========   ===========   ==========
     Preferred stock dividends and accretion.......................        (0.36)           --         (0.45)          --
                                                                     -----------   -----------   -----------   ----------
     Net loss attributable to common stockholders..................  $     (1.79)  $     (1.46)  $     (4.71)  $   (10.02)
                                                                     ===========   ===========   ===========   ==========
Basic and diluted net loss per share (pro forma)...................  $        --   $     (1.22)  $        --   $    (4.95)
                                                                     ===========   ===========   ===========   ==========

3.  BUSINESS COMBINATIONS

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

     A summary of the purchase price allocation is as follows (in thousands):

Current and other assets...................................... $ 1,348
Computer and telecommunications equipment.....................   4,784
Goodwill......................................................   9,496
Other intangible assets.......................................   3,080
Write-off of in process technology............................   5,200
                                                               -------
   Total purchase price allocation............................ $23,908
                                                               =======

     In May 1998, the Company acquired Delta Internet Services, Inc. ("DeltaNet") in a transaction that was accounted for as a pooling of interests. The Company issued approximately 226,000 shares of its common stock to DeltaNet shareholders in exchange for all outstanding DeltaNet shares. The Company also assumed outstanding DeltaNet options and warrants which were converted to options and warrants to purchase approximately 98,000 and

7,000 shares, respectively, of the Company's common stock. The results of operations of DeltaNet for the six month period ended September 30, 1998 are included in the consolidated results of operations. The Company's historical consolidated financial statements prior to the combination have not been restated to reflect the financial results of DeltaNet as these results are not material. The consolidated results of operations for the nine month period ended September 30, 1998 include an acquisition related charge of $1.3 million primarily related to severance costs, redundant facilities and assets and professional fees related to the acquisition.

     In August 1998, the Company acquired all of the outstanding stock of AnaServe, Inc. ("AnaServe"). The transaction was accounted for using the purchase method of accounting. The total purchase price of approximately $13.0 million consisted of a $9.9 million cash payment upon closing and the assumption of approximately $3.1 million of AnaServe's liabilities (including acquisition costs).

     A summary of the purchase price allocation is as follows (in thousands):

Current and other assets...................................... $   467
Computer and telecommunications equipment.....................     497
Goodwill......................................................  11,630
Other intangible assets.......................................     416
                                                               -------
   Total purchase price allocation............................ $13,010
                                                               =======

     Goodwill is being amortized over five years. Other intangible assets include developed technology, assembled workforce, customer lists and employee retention costs and are being amortized over their useful lives ranging from one to four years.

4.  EARLY RETIREMENT OF DEBT

     In March 1998 the Company retired a portion of debt in the form of capital lease obligations to a related party. The Company paid $24.8 million for extinguishment of debt. The Company recognized an extraordinary gain of $3.0 million in connection with this transaction.

5.  REDEEMABLE EXCHANGEABLE PREFERRED STOCK

     In June 1998 the Company completed a $150 million private placement of 13 1/2% Series A Senior Redeemable Exchangeable Preferred Stock due 2010 ("Series A Preferred"). In September 1998, the Company issued 4,657 shares of Series A Preferred, in lieu of cash, with an aggregate liquidation preference of $4,657,000 as payment of the required quarterly dividends. In September 1998 the Company issued 154,657 shares of its 13 1/2% Series B Senior Redeemable Exchangeable Preferred Stock due 2010 ("Series B Preferred") in exchange for all outstanding shares of the Series A Preferred pursuant to a registered exchange offer. Each share of Series B Preferred has a liquidation preference of $1,000 per share. Dividends on the Series B Preferred accrue at a rate of 13 1/2% per annum of the liquidation preference thereof and are payable quarterly in arrears commencing on September 1, 1998. Dividends are payable in cash, except that on each dividend payment date occurring on or prior to June 1, 2003, dividends may be paid, at the Company's option, by the issuance of additional shares of Series B Preferred having an aggregate liquidation preference equal to the amount of such dividends.

     The Series B Preferred is redeemable at the option of the Company, in whole or in part, at any time on or after June 1, 2003, at redemption rates (expressed as a percentage of the liquidation preference) commencing with 106.75% on June 1, 2003 and declining to 100% on June 1, 2008, plus accumulated and unpaid dividends to the date of redemption. In addition, prior to June 1, 2001, the Company may, at its option, redeem up to a maximum of 35% of the initially issued Series B Preferred from the net proceeds of one or more public equity offerings or the sale of common stock to a strategic investor. The Series B Preferred is subject to mandatory redemption at its liquidation preference, plus accumulated and unpaid dividends on June 1, 2010.

     The Company may, at its option, exchange in whole but not in part the then outstanding shares of Series B Preferred for 13 1/2% Exchange Debentures with a principal amount equal to the aggregate liquidation preference of the Preferred Stock. The Exchange Debentures mature on June 1, 2010. Interest on the Exchange Debentures is payable semi-annually in arrears. Interest payable on or prior to June 1, 2003 may be paid in the form of additional Exchange Debentures valued at the principal amount thereof.

     The Company is accreting the Series B Preferred to its liquidation preference through the due date of the Series B Preferred. The accretion for the three month and nine month periods ended September 30, 1998 was approximately $5,279,000 and $6,556,000, respectively. In connection with the issuance of Series A Preferred, the Company incurred approximately $5,750,000 of issuance costs. These costs are being amortized over 12 years and the expense for the three and nine month periods ended September 30, 1998 was approximately $120,000 and $160,000.

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

     In July 1998, the Company signed an agreement to lease a building in San Jose, California, which is intended for the consolidation of all Silicon Valley employees and data centers. The lease commences in November 1998 and expires in January 2006. The initial rental expense is $2.4 million per year and the average annual rental expense over the term of the lease is approximately $2.8 million per year.

     In August 1998, the Company signed a service agreement with MCI for the usage of certain interstate, intrastate and international common carriage services. The agreement provides for minimum payments to MCI of $6,000,000 per year over its term, expiring July 2000.

      Strategic Relationship with SBC. Pursuant to a Memorandum of Understanding executed as of October 19, 1998, the Company set forth plans for a strategic business arrangement with SBC Communications, Inc. ("SBC") to integrate Concentric's Internet-based business data services and technology into SBC's "Online Office" portfolio of data products and services for business customers. "Online Office" is targeted at medium and small businesses to provide local area network equipment, installation and network management services and network-hosted business applications, including desktop office applications, e-mail, calendaring and e-commerce.

      In connection with this arrangement, SBC will acquire 906,679 shares of Concentric common stock at a price of $24.15 per share, or on the open market. The Company will also issue a warrant to SBC to purchase an additional 906,679 shares. The warrant will expire three years from the date of issuance and will be exercisable at $21 per share. The Company is currently assessing the fair value of the above warrant and will amortize the value over the three year life of the warrant.

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

     In February 1998, the Company acquired InterNex Information Services, Inc., ("InterNex") a California corporation and provider of network services, colocation services and Web hosting facilities to enterprise customers pursuant to a Share Acquisition Agreement between the Company, InterNex and the sole shareholder of InterNex. This acquisition was accounted for using the purchase method of accounting. Accordingly, the Company's historical financial statements do not include results of operations, financial position or cash flows of InterNex prior to its acquisition in February 1998. In addition, as a result of the acquisition, the Company has incurred charges relating to the cost of acquired in-process technology of $5.2 million and recorded an aggregate of $12.5 million of goodwill and other intangible assets during the first nine months of 1998, which will be amortized on a straight-line basis over their useful lives ranging from two to five years (see Note 3 of Notes to Financial Statements).

     In May 1998, the Company acquired Delta Internet Services, Inc. ("DeltaNet"), a California corporation located in Anaheim and provider of dial-up and dedicated access services, Web hosting services and Web application development and design. This transaction was accounted for as a pooling of interests. Results of DeltaNet's operations for the six month period ended September 30, 1998 are included in the consolidated results of operations. The Company's historical consolidated financial statements prior to the combination have not been restated to reflect the financial results of DeltaNet as these results are not material. In addition, as a result of the acquisition, the Company has incurred charges of approximately $1.3 million in transaction costs consisting primarily of severance costs, redundant facilities and assets and professional fees related to the acquisition. (see Note 3 of Notes to Financial Statements).

     In August 1998, the Company acquired AnaServe, Inc. ("AnaServe"), a provider of Web hosting services located in Newport Beach, California. This acquisition was accounted for using the purchase method of accounting. The Company's historical financial statements do not include results of operations, financial position or cash flows of AnaServe prior to its acquisition. As a result of the acquisition, the Company has recorded an aggregate of $12.0 million of goodwill and other intangible assets, which will be amortized on a straight-line basis over their useful lives ranging from one to five years (see
Note 3 of Notes to Financial Statements).

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

     The Company has incurred net losses and experienced negative cash flow from operations since inception and expects to continue to operate at a net loss and experience negative cash flow at least through the remainder of 1998. The Company's ability to achieve profitability and positive cash flow from operations is dependent upon the Company's ability to substantially grow its revenue base and achieve other operating efficiencies. The Company experienced net losses of approximately $22.0 million, $66.4 million and $55.6 million for the years ended December 31, 1995, 1996 and 1997, respectively, and $67.9 million for the nine months ended September 30, 1998. There can be no assurance that the Company will be able to achieve or sustain revenue growth, profitability or positive cash flow on either a quarterly or an annual basis.

     The Company's operating results have fluctuated in the past and may in the future fluctuate significantly, depending upon a variety of factors, including the timely deployment and expansion of the Concentric network and new network architectures, the incurrence of related capital costs, variability and length of the sales cycle associated with the Company's product and service offerings, the receipt of new value-added network services and consumer services subscriptions and the introduction of new services by the Company and its competitors. Additional factors that may contribute to variability of operating results include: the pricing and mix of services offered by the Company; customer retention rate; market acceptance of new and enhanced versions of the Company's services; changes in pricing policies by the Company's competitors; the Company's ability to obtain sufficient supplies of sole- or limited-source components; user demand for network and Internet access services; balancing of network usage over a 24-hour period; the ability to manage potential growth and expansion; general access services; the ability to identify, acquire and integrate successfully suitable acquisition candidates; and charges related to acquisitions. In response to competitive pressures, the Company may take certain pricing or marketing actions that could have a material adverse effect on the Company's business. As a result, variations in the timing and amounts of revenues could have a material adverse effect on the Company's quarterly operating results. Due to the foregoing factors, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and that such comparisons cannot be relied upon as indicators of future performance. In the event that the Company's operating results in any future period fall below the expectations of securities analysts and investors, the trading price of the Company's Common Stock would likely be materially and adversely affected.

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

RESULTS OF OPERATIONS

     Revenue. Revenue totaled approximately $21.6 million for the three months ended September 30, 1998, a $9.8 million increase over revenue of approximately $11.8 million for the three months ended September 30, 1997. This increased revenue reflects growth in revenue from the Company's broadened product offerings to its enterprise customers, continued growth in revenue from Internet access customers and revenue derived from acquisitions. For the three months ended September 30, 1998, revenue from WebTV Networks, Inc. ("WNI") declined to 25.9% of the Company's net revenue from 31.3% for the three months ended September 30, 1997. Revenue for the nine months ended September 30, 1998 was $57.7 million, an increase of $25.9 million over revenue of $31.8 million for the nine month period ended September 30, 1997. WNI accounted for approximately 27.0% of net revenue for the nine months ended September 30, 1998 as compared to 33.9% for the comparable period in 1997. The Company expects revenue from WNI to increase in dollar amount and as a percentage of revenue through 1998. Over the long term, the Company expects revenue from WNI to increase in dollar amount and to decrease as a percentage of revenue. The foregoing expectations regarding revenues from WNI are forward looking statements that involves risks and uncertainties and the actual results could vary materially as a result of a number of factors including those set forth below under the caption "Additional Factors That Could Affect Operating Results -- Customer Concentration."

     Cost of Revenue. Cost of revenue consists primarily of personnel costs to maintain and operate the Company's network, access charges from local exchange carriers, backbone and Internet access costs, depreciation of network equipment and amortization of related assets. Cost of revenue for the three month period ended September 30, 1998 was approximately $22.9 million, an increase of $8.1 million from cost of revenue of $14.8 million in the third quarter of 1997. This increase is attributable to the overall growth in the size of the network and costs associated with acquired operations. As a percentage of revenue, such costs declined to 106.1% of revenue in the three months ended September 30, 1998, down from 125.5% of revenue in the year earlier period, due to increased network utilization associated with the Company's revenue growth and lower per port costs of the Company's network architecture. Cost of revenue for the nine months ended September 30, 1998 was approximately $60.8 million compared with $45.5 million for the nine months ended September 30, 1997. As a percentage of revenue, costs declined to 105.4% of revenue in the nine months ended September
30, 1998 from 143.1% of revenue in the year earlier period.   The Company
expects its cost of revenue to continue to increase in dollar amount, while declining as a percentage of revenue as the Company expands its customer base. The foregoing expectation is a forward looking statement that involves risks and uncertainties and the actual results could vary materially as a result of a number of factors, including those set forth below under the caption "Additional Factors That Could Affect Operating Results --Limited Operating History; Continuing Operating Losses," "--Management of Potential Growth and Expansion" and "-- Dependence Upon New and Uncertain Markets."

     Development. Development expense consists primarily of personnel and equipment related expenses associated with the development of products and services of the Company. Development expense was approximately $2.1 million and $1.3 million for the three months ended September 30, 1998 and 1997, respectively. This higher level of development expense reflects an overall increase in personnel to develop new product offerings, to manage the overall growth in the network and from acquired operations. Development expense as a percentage of revenue declined to 9.7% for the three months ended September 30, 1998 from 11.1% in the year earlier period as a result of the Company's increased revenue. Development expense for the nine month periods ending September 30, 1998 and 1997 was approximately $5.4 million and $3.5 million, respectively. As a percentage of revenue, development expense declined to 9.4% for the nine months ended September 30, 1998 from 11.1% for the nine months ended September 30, 1997. The Company expects its development spending to continue to increase in dollar amount, but to decline as a percentage of revenue. The foregoing expectation is a forward looking statement that involves risks and uncertainties and the actual results could vary materially as a result of a number of factors, including those set forth below under the caption "Additional Factors that Could Affect Operation Results -- Limited Operating History; Continuing Operating Losses" and "--Dependence Upon New and Enhanced Services."

     Marketing and Sales. Marketing and sales expense consists primarily of personnel expenses, including salary and commissions, costs of marketing programs and the cost of 800 number circuits utilized by the Company for customer support functions. Marketing and sales expense was approximately $11.5 million and $6.5 million for the three months ended September 30, 1998 and 1997, respectively. The $5.0 million increase in 1998 reflects a substantial investment in the customer support, marketing and sales organizations necessary to support the Company's expanded and acquired customer base. This increase also reflects a growth in subscriber acquisition costs and marketing efforts related to the introduction and expansion of enterprise products and services. Marketing and sales expense as a percentage of revenue declined to 53.3% for the three months ended September 30, 1998 from 54.6% in the year earlier period as a result of the Company's increased revenue. For the nine months ended September 30, 1998 and 1997, marketing and sales expense was approximately $29.3 million and $17.5 million, representing 50.7% and 55.0% of revenue, respectively. The Company expects marketing and sales expenditures to continue to increase in dollar amount, but to decline as a percentage of revenue. The foregoing expectation is a forward looking statement that involves risks and uncertainties and the actual results could vary materially as a result of a number of factors including those set forth under "Additional Factors that Could Affect Operating Results -- Dependence on New and Uncertain Markets,"and"-- Management of Potential Growth and Expansion."

     General and Administrative. General and administrative expense consists primarily of personnel expense and professional fees. General and administrative expense was approximately $2.5 million and $1.2 million for the three months ended September 30, 1998 and 1997, respectively. This higher level of expense reflects an increase in personnel and professional fees necessary to manage the financial, legal and administrative aspects of the business. General and administrative expense as a percentage of revenue increased to 11.8% for the three months ended September 30, 1998 from 10.0% in the year earlier period as a result of the Company's increased personnel expense and professional fees, reflecting growth in operations, costs associated with being a publicly held entity and acquisitions. For the nine months ended September 30, 1998 and 1997, general and administrative expenses were approximately $6.8 million and $3.4 million, respectively. General and administrative expense as a percentage of revenue increased to 11.8% in the nine months ended September 30, 1998 as compared to 10.6% for the comparable period in 1997. The Company expects general and administrative expense to continue to increase in dollar amount, but to decrease as a percentage of revenue. The foregoing expectation is a forward looking statement that involves risks and uncertainties and the actual results could vary materially as a result of a number of factors including those set forth under "Additional Factors that Could Affect Operating Results -- Dependence on New and Uncertain Markets" and "-- Management of Potential Growth and Expansion."

     Amortization of Goodwill and Other Intangible Assets. During the three month and nine month periods ended September 30, 1998 the Company recorded amortization of goodwill and other intangible assets of approximately $1.1 million and $2.4 million, respectively, resulting from the acquisition of InterNex in February 1998 and AnaServe in August 1998 (see Note 3 of Notes to Financial Statements).

     Acquisition Related Charges. In the nine months ended September 30, 1998 the Company wrote off $1.3 million of costs incurred related to the DeltaNet acquisition (see Note 3 of Notes to Financial Statements).

     Write-off of In-Process Technology. In the nine months ended September 30, 1998 the Company wrote off $5.2 million of in-process technology related to the InterNex acquisition (see Note 3 of Notes to Financial Statements).

     Net Interest Expense and Other. Net interest expense and other expense was approximately $2.4 million and $2.3 million for the three month periods ending September 30, 1998 and 1997, respectively. For the nine months ended September 30, 1998 and 1997, net interest expense and other expense was $10.9 million and $3.7 million, respectively. The increase is primarily due to interest related to the $150.0 million principal amount of 12 3/4% Senior Notes issued in December 1997 (the "Senior Notes").

     Extraordinary Gain. During the nine months ended September 30, 1998 the Company realized an extraordinary gain of $3.0 million related to the early retirement of debt in the form of capital lease obligations (see Note 4 of Notes to Financial Statements).

     Preferred Stock Dividends and Accretions. During the three and nine months ended September 30, 1998, the Company recorded dividend and stock accretion costs of $5.3 million and $6.6 million, respectively, related to the Redeemable Exchangeable Preferred Stock issued in June 1998 (see Note 5 of Notes to Financial Statements).

     Net Loss Attributable to Common Stockholders. The Company's net loss attributable to common stockholders increased to approximately $26.2 million for the three months ended September 30, 1998 as compared to approximately $14.2 million for the same period of 1997. For the nine months ended September 30, 1998 the net loss attributable to common stockholders was $67.9 million as compared to $41.8 million for the nine months ended September 30, 1997. For comparative purposes, the net loss attributable to common stockholders for the nine month period ended September 30, 1998 included expenses related to financing and acquisitions of $1.3 million of acquisition charges resulting from the acquisition of DeltaNet, $6.6 million of dividends and accretion related to the Preferred Stock, $14.5 million interest expense and amortization of debt issuance costs and warrants related to the Senior Notes, $5.2 million write-off of in-process technology and $2.4 million of amortization of goodwill and other intangibles relating to the acquisitions of InterNex and AnaServe which were partially offset by an extraordinary gain of $3.0 million on early retirement of debt. (see Notes 3, 4 and 5 of Notes to Financial Statements).

LIQUIDITY AND CAPITAL RESOURCES

     To date, the Company has satisfied its cash requirements primarily through capitalized lease financings, the sale of capital stock and debt financings. The Company's principal uses of cash are to fund working capital requirements and capital expenditures, to service its capital lease and debt financing obligations, to finance and fund acquisitions and to provide for the early retirement of debt. Net cash used in operating activities for the nine months ended September 30, 1998 and 1997 was approximately $33.2 million and $39.4 million, respectively. Cash used in operating activities in both periods was primarily affected by the net losses, caused by increased costs relating to the expansion of the Company's network and organizational infrastructure.

     Net cash used in investing activities for the nine months ended September 30, 1998 and 1997 was approximately $46.3 million and $5.0 million, respectively. Investing activities primarily consisted of release of restricted cash of $9.6 million for the interest payment due on Senior Notes in June 1998, $17.3 million used to purchase short term investments during the third quarter of 1998, cash payments of $15.5 million for the InterNex acquisition and $9.9 million for the AnaServe acquisition in 1998, and purchases of capital equipment in both periods.

     For the nine months ended September 30, 1998, net cash of approximately $111.7 million was generated from financing activities, of which $144.3 million was the net proceeds from the issuance of Redeemable Exchangeable Preferred Stock, $24.8 million was used for the early retirement of capital lease obligations and $8.1 million was used for repayment of other capital lease obligations. For the nine months ended September 30, 1997, net cash provided by financing activities was $66.4 million, principally related to the issuance of notes payable of $5.0 million and the issuance of common and preferred stock of $74.0 million.

     The net cash increase for the nine month periods ended September 30, 1998 and 1997 was $32.2 million and $22.0 million, respectively. At September 30, 1998 the Company had cash and cash equivalents of $152.1 million, short term investments of $17.3 million and working capital of $167.7 million.

     The Company expects to incur additional operating losses and will rely primarily on the net proceeds from the Senior Notes and the Redeemable Exchangeable Preferred Stock to finance its operations. The Company believes that such capital resources will be sufficient to meet its anticipated cash needs for working capital, purchases of capital equipment and funding of acquisitions through 1999. However, there can be no assurance that the Company will not require additional financing within this time frame. The Company's forecast of the period of time through which its financial resources will be adequate to support its operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially as a result of a number of factors, including those set forth below under the caption "Additional Factors That Could Affect Operating Results -- Future Capital Needs; Uncertainty of Additional Financing." The Company may be required to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms attractive to the Company, or at all.

IMPACT OF  THE YEAR 2000 ISSUE

     Many installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these code fields will need to accept four digit entries to distinguish 21st century dates from 20th century or earlier dates. As a result, in less than one year, computer systems and/or software products used by many companies may need to be upgraded to comply with such year 2000 requirements. The Company is currently in the process of reviewing its products and services, as well as its internal management information systems in order to identify and modify those products, services and systems that are not year 2000 compliant.

     Based on the Company's assessment to date, the Company has determined that its internally developed software, including much of its operational, financial and management information systems software, uses either a full century or year date or uses a binary representation that is an offset from the year 1970. Both of these methods are year 2000 compliant. The Company's operational, financial and management information systems software which have not been internally developed have been certified as year 2000 compliant by the third party vendors who have supplied the software. The equipment and software that runs the Company's data centers are supplied by Microsoft Corporation ("Microsoft"), Bay Networks ("Bay") and Sun Microsystems, Inc. ("Sun"). The Company has implemented software patches supplied by Microsoft so that the Microsoft software in these data centers no longer contains any material year 2000 deficiencies. The Company expects to implement similar patches for the software supplied by Sun by the end of 1998 and to replace the Bay equipment and software by the end of March 1999 with versions which do not contain any material year 2000 deficiencies. The Company expects such modifications will be made on a timely basis and does not believe that the cost of such modifications will have a material effect on the Company's operating results. Additionally, the Company is continuing to assess the year 2000 compliance of its products and services. To date, most newly introduced products and services of the Company do not contain material year 2000 deficiencies, however some of the Company's customers are running earlier product versions that are not year 2000 compliant. The Company has been encouraging such customers to migrate to current product versions. The Company estimates that capital costs associated with the upgrade and conversion of its existing products, services and systems relating to the year 2000 issue will be less than $250,000. The Company does not separately track internal costs incurred to assess and remedy deficiencies related to the year 2000 problem, however, such costs are principally the payroll costs for its information systems group.

     The Company's expectation that it will be able to upgrade its products, services and systems to address the year 2000 issue and its expectation regarding the costs associated with these upgrades are forward-looking statements subject to a number of risks and uncertainties. Actual results may vary materially as a result of a number of factors. There can be no assurance that the Company will be able to timely and successfully modify such products,
services and systems to comply with year 2000 requirements.   Any failure to do
so could have a material adverse effect on the Company's operating results. The Company's products, services and systems operate in complex network environments and directly and indirectly interact with a number of other hardware and software systems. The Company faces risks to the extent that suppliers of products, services and systems purchased by the Company and others with whom the Company transacts business on a worldwide basis, including those which form significant portions of the Company's network and may be sole or limited source suppliers, do not have business systems or products that comply with year 2000 requirements. Furthermore, despite testing by the Company and its vendors, the Company's products, services and systems may contain undetected errors or
defects associated with year 2000 date functions.   In the event any material
errors or defects are not detected and fixed or third parties cannot timely provide the Company with products, services or systems that meet the year 2000 requirements, the Company's operating results could be materially adversely affected. Known or unknown errors or defects that affect the operation of the Company's products, services or systems could result in delay or loss of revenue, interruption of network services, cancellation of customer contracts, diversion of development resources, damage to the Company's reputation, and litigation costs. There can be no assurance that these or other factors relating to year 2000 compliance issues will not have a material adverse effect on the Company's business, operating results or financial condition. See "Additional Factors that Could Affect Operating Results -- Dependence Upon Suppliers; Sole and Limited Sources of Supply," "-- Dependence Upon Network Infrastructure" and "-- Management of Potential Growth and Expansion."

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

     The Company has incurred net losses and experienced negative cash flow from operations since inception and expects to continue to operate at a net loss and experience negative cash flow at least through 1999, although the Company's ability to achieve profitability and positive cash flow from operations is dependent upon the Company's ability to substantially grow its revenue base and achieve other operating efficiencies. The Company experienced net losses of approximately $22.0 million, $66.4 million and $55.6 million for the years ended December 31, 1995, 1996, and 1997, respectively and approximately $67.9 million for the nine month period ended September 30, 1998. At September 30, 1998, the Company had an accumulated deficit of approximately $219.9 million. The foregoing expectation regarding negative cash flow is a forward-looking statement and there can be no assurance that the Company will be able to achieve or sustain revenue growth, profitability or positive cash flow on either a quarterly or an annual basis.

     Customer Concentration. The Company currently derives a substantial portion of its total revenue from a single customer. For the nine months ended September 30, 1998 and September 30, 1997, revenue from WebTV Networks, Inc. ("WNI") represented approximately 27.0% and 33.9%, respectively, of the Company's revenue. The Company's current agreement to provide services to WebTV is terminable at will after October 1, 1999. While the Company expects revenue from WNI to decrease as a percentage of revenue after 1998, the Company believes that revenue derived from a limited number of current and future customers may continue to represent a significant portion of its revenue. As a result, the loss of one or more of the Company's major customers could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, there can be no assurance that revenue from customers that have accounted for significant revenue in past periods, individually or as a group, will continue, or if continued, will reach or exceed historical levels in any future period.

     Management of Potential Growth and Expansion. The growth and expansion of the Company's business and its service offerings have placed, and are expected to continue to place, a significant strain on the Company's management, operational and financial resources. The Company has expanded and upgraded its network to use an ATM backbone. The Company plans to continue to substantially expand its network in the future. There can be no assurance that the Company will be able to add services at the rate or according to the schedule presently planned by the Company. Currently, the Company is in the process of replacing and updating its operational, financial and management information systems, including its billing, accounts receivable and payable tracking, fixed assets and other financial management systems. Additionally, the Company will be consolidating its Silicon Valley operations in a new, larger facility over the course of the fourth quarter of 1998 and the first two quarters of 1999. Management of the transition of the personnel and the operational equipment to the new facility is expected to place additional strain on the

Company's resources. To manage its growth, the Company must, among other things,
(i) continue to implement and improve its operational, financial and management information systems; (ii) hire and train additional qualified personnel; and
(iii) continue to expand and upgrade its network infrastructure. Further, demands on the Company's network infrastructure and technical support resources have grown rapidly with the Company's expanding customer base, and the Company may in the future experience difficulties meeting the demand for its access services and technical support. Any failure of the Company to manage its growth effectively, including the timely and effective replacement and updating of its information systems and the pending consolidation of its Silicon Valley facilities, could have a material adverse effect on the Company's business, financial condition and results of operations.

     Risks Associated With Acquisitions. The Company has completed three acquisitions to date and may seek to acquire additional assets or businesses complementary to its operations. The completed acquisitions and any subsequent acquisitions would be accompanied by the risks commonly encountered in acquisitions of companies. Such risks include, among other things, the difficulty of assimilating the operations and personnel of acquired companies, the additional financial resources that may need to be applied to fund the operations of acquired companies, the potential disruption of the Company's business, the inability of the Company's management to maximize the financial and strategic position of the Company by the incorporation of acquired technology or businesses into the Company's service offerings, the difficulty of maintaining uniform standards, controls, procedures and policies, the potential loss of key employees of acquired companies, and the impairment of relationships with employees and customers as a result of changes in management. No assurance can be given that the acquired companies will be successfully integrated in the Company's operations. Likewise, no assurance can be given that any other acquisitions by the Company will or will not occur, that if an acquisition does occur it will not materially and adversely affect the Company or that any such acquisition will be successful in enhancing the Company's business. If the Company proceeds with additional significant acquisitions in which the consideration consists of cash, a substantial portion of the Company's available cash could be used to consummate the acquisitions. If the Company were to consummate one or more acquisitions in which the consideration consisted of stock, stockholders of the Company could suffer significant dilution of their interests in the Company. In addition, the InterNex and AnaServe acquisitions have been accounted for using the purchase method of accounting. Because the acquisitions of companies of the type that the Company is targeting, such as InterNex and AnaServe, typically involve the purchase of significant amounts of intangible assets, acquisitions of such businesses also result in goodwill and potentially significant amortization charges for acquired technology. The DeltaNet acquisition was accounted for as a pooling of interests and the Company incurred significant expenses related to this acquisition. If the Company were to incur additional charges for acquired in-process technology, amortization of goodwill and acquisition costs with respect to future acquisitions, the Company's business, operating results and financial condition could be materially and adversely affected.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On June 3, 1998, the Company issued 150,000 shares of its Series A Preferred. The aggregate purchase price for the Series A Preferred was $150,000,000 and the Company paid $5,250,000 in discounts to the initial purchasers of the Series A Preferred. The securities were offered and sold only to "qualified institutional buyers" (as defined in Rule 144A of the Securities
Act) in reliance on the exemption from the registration requirements of the Securities Act provided by Rule 144A. On September 1, 1998 the Company issued an additional 4,657 shares of Series A Preferred as payment of the quarterly dividend required by the Company's Certificate of Designation relating to its Preferred Stock. On September 9, 1998, the Company issued 154,657 shares, with a liquidation preference of $1,000 per share, of its Series B Preferred in exchange for all outstanding shares of the Series A Preferred pursuant to an exchange offer registered with the Securities and Exchange Commission on Form S-4 pursuant to the Securities Act of 1933, as amended.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.


ITEM 5.  OTHER INFORMATION

         Strategic Relationship with SBC. Pursuant to a Memorandum of Understanding executed as of October 19, 1998, the Company set forth plans for a strategic business arrangement with SBC Communications, Inc. ("SBC") to integrate Concentric's Internet-based business data services and technology into SBC's "Online Office" portfolio of data products and services for business customers. "Online Office" is targeted at medium and small businesses to provide local area network equipment, installation and network management services and network-hosted business applications, including desktop office applications, e-mail, calendaring and e-commerce.

         In connection with this arrangement, SBC will acquire 906,679 shares of Concentric common stock at a price of $24.15 per share, or on the open market. The Company will also issue a warrant to SBC to purchase an additional 906,679 shares. The warrant expires three years from the date of issuance and is exercisable at $21 per share. The Company is currently assessing the fair value of the above warrant and will amortize the value over the three year life of the warrant.

         The foregoing description regarding the proposed relationship between SBC and Concentric and the services they plan to develop and deploy, including Online Office, are forward-looking statements that are subject to a number of risks and uncertainties. Actual results may differ materially from those set forth in such statements as a result of a number of factors including, but not limited to, the ability of the parties to negotiate, execute and deliver further agreements setting forth the terms of the relationship and related transactions, compliance with all regulatory requirements, the progress and timing of development and launch of the planned new IP services, the costs and timing to promote such services, consumer acceptance and use of the new services, and the increasingly competitive nature of the IP services market. See also "Additional Factors that Could Affect Operating Results -- Dependence on New and Uncertain Markets" and "-- Dependence on New and Enhanced Services."

         Deadline for Receipt of Stockholder Proposals for 1999 Annual Meeting. Last year's proxy statement for the Company's 1998 Annual Meeting of Stockholders set forth the deadline and procedure for submitting stockholder proposals to be included in the proxy statement for the Company's 1999 Annual Meeting of Stockholders. If a stockholder intends to submit a proposal at the Company's 1999 Annual Meeting of Stockholders which is not submitted in time to be eligible for inclusion in the proxy statement relating to that meeting, the stockholder must give notice to the Company not less than 60 days nor more than 90 days prior to the meeting in accordance with the requirements set forth in the Securities Exchange Act of 1934, as amended, and the Company's bylaws. If such a stockholder fails to comply with the foregoing notice provisions, the proposal may not be brought before the meeting.


ITEM 6.  EXHIBITS AND REPORTS ON 8-K

         (a)  Exhibits

         *10.59 Carrier Agreement by and between the Company and MCI Telecommunications Corporation, dated August 12, 1998.

         10.60 Stock Purchase Agreement by and between Concentric Network Corporation and Southwestern Bell Internet Services, Inc., dated October 19, 1998.

         27.1    Financial Data Schedule.

         (b)     Reports on Form 8-K.

                 None.
         ____________

         *Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. (S)(S)200.80(b)(4), 200.83 and 230.46.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: November 16, 1998       CONCENTRIC NETWORK CORPORATION



                              By  /s/ HENRY R. NOTHHAFT
                                 -----------------------------
                                  Henry R. Nothhaft,
                                  President, Chief Executive
                                  Officer and Director



                              By  /s/ MICHAEL F. ANTHOFER
                                 -----------------------------
                                  Michael F. Anthofer,
                                  Senior Vice President and
                                  Chief Financial Officer