Form 10-K
period 1998-12-31
CONCENTRIC NETWORK CORP
filed 1999-02-01
CIK 1007304

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

                FOR ANNUAL AND TRANSITIONAL REPORTS PURSUANT TO
          SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   (Mark One)
   [X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
   For the fiscal year ended: December 31, 1998

                                        OR

   [_] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
   For the transition period from      to


                        Commission file number: 0-22575

                        CONCENTRIC NETWORK CORPORATION
            (Exact name of registrant as specified in its charter)

              Delaware                                 65-0257497
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)

 1400 Parkmoor Avenue, San Jose, CA                    95126-3429
   (Address of principal executive                     (zip code)
               office)

      Registrant's telephone number, including area code: (408) 817-2800

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

                               Yes [X]    No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on January 25, 1999 as reported on the National Market of The Nasdaq Stock Market, was approximately $324,049,633.50. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of January 25, 1999, registrant had outstanding 15,144,310 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

   The Registrant has incorporated by reference into Part III of this Form 10-K portions of its Proxy Statement for Registrant's Annual Meeting of Stockholders to be held May 19, 1999.

     The Business section and other parts of this Report contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Factors Affecting Operating Results" commencing on page 32.

                                    PART I

                               Item 1. Business

                                   BUSINESS

   Concentric provides tailored, value-added IP-based network services for enterprises and consumers. To provide these services, the Company utilizes its low/fixed latency, high-throughput network, employing its advanced network architecture and the Internet. Concentric's service offerings for enterprises include VPNs, DAFs, DSL, remote access and Web hosting. These services enable enterprises to take advantage of standard Internet tools such as browsers and high-performance servers for customized data communications within an enterprise and between an enterprise and its suppliers, partners and customers. These services combine the cost advantages, nationwide access and standard protocols of public networks with the customization, high performance, reliability and security of private networks. Among the current enterprise customers are Intuit, SBC, Teligent and WebTV. Concentric's service offerings for consumers and small office/home office customers include local Internet dial-up access, DSL and applications hosting.

   The Company was incorporated in Florida in 1991 under the name Engineered Video Concepts, Inc., changed its name to Concentric Research Corporation in 1992 and commenced network operations in 1994. In 1995, the Company changed its name to Concentric Network Corporation and reincorporated into Delaware in 1997.

Industry Background

 Development of Private Networks

   Historically, the data communications services offered by public carriers had limited security features, were expensive and did not adequately ensure accurate and reliable transmission. As a result, many corporations established and maintained their own private WANs to provide network-based services, such as transaction processing, to their customers and to coordinate operations between employees, suppliers and business partners. Such private WANs were frequently customized to specific applications, business practices and user communities. As a result, these private WANs had the capability of providing organizations and users with tailored performance and features, security, reliability and private-label branding.

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

   Despite the attractive capabilities of private networks, limitations of many private WANs have impeded or reduced the effectiveness of their use. These networks, which traditionally have required the use of leased telephone lines with bandwidth dedicated solely to this purpose and the purchase of vendor-specific networking equipment, are inherently expensive to set up, operate and maintain. Private WANs often require the development and maintenance of proprietary software and lack cost-effective access. These aspects of developing, deploying and maintaining such private WANs have conflicted with the increased focus of many businesses on their core competencies, which has prompted the outsourcing of many non-core functions. The Company believes that many businesses have viewed as unacceptable the costs of maintaining a private WAN infrastructure and the risks of investing in new technologies in the absence of a single technological standard.

 Emergence of the Internet

   The emergence of the Internet and the widespread adoption of IP as a data transmission standard in the 1990s, combined with deregulation of the telecommunications industry and advances in telecommunications technology have significantly increased the attractiveness of providing data communication applications and services over public networks. At the same time, growth in client/server computing, multimedia personal computers and online computing services and the proliferation of networking technologies have resulted in a large and growing group of people who are accustomed to using networked computers for a variety of purposes, including email, electronic file transfers, online computing and electronic financial transactions. These trends have led businesses increasingly to explore opportunities to provide IP-based applications and services within their organization, and to customers and business partners outside the enterprise.

 Need for IP-Based Private Networks

   The ubiquitous nature and relatively low cost of the Internet have resulted in its widespread usage for certain applications, most notably Web access and email. However, usage of the Internet for mission-critical business applications has been impeded by the limited security and unreliable performance inherent in the structure and management of the Internet. On the Internet, latency is frequently relatively high and variable, making it sub-optimal for these emerging applications. Although private networks are capable of offering lower and more stable latency levels, providers of these emerging applications also desire a network that will offer their customers full access to the Internet. As a result, these businesses and applications providers require a network that combines the best features of the Internet, such as openness, ease of access and low cost made possible by the IP standard, with the advantages of a private network, such as high security, low/fixed latency and customized features.

   Industry analysts expect the market size for both value-added IP data networking services and Internet access to grow rapidly as businesses and consumers increase their use of the Internet, intranets and privately managed IP networks. According to industry analyst Forrester Research, Inc., the total market for these services is projected to grow from $6.2 billion in 1997 to approximately $49.7 billion in the year 2002, with approximately $27.9 billion in the enterprise market segment and $21.8 billion in the consumer market segment.

The Concentric Solution

   Concentric provides tailored, value-added IP-based network services for businesses and consumers using a low/fixed latency, high-throughput network. Concentric allows enterprises to create virtual private networks providing tailored network access, content and services to enterprise-defined end users with higher reliability and more security than is available over the Internet. Concentric's VPN solutions also provide the ease of access and flexibility of public networks at a lower cost than private WANs without sacrificing reliability or security.

   The Concentric network employs an advanced, geographically dispersed ATM and frame relay backbone, SuperPOPs in 19 major metropolitan areas and 143 secondary and tertiary POPs in other cities. The Company's architecture allows most customers in the U.S. and Canada to access its network through a local telephone call. In addition to dial-up access, the Company provides frame relay, DSL, fractional T-1, T-1 and DS3 access to the network. The Concentric network is engineered and managed to provide superior quality of service, balancing several key performance criteria. The Company provides guaranteed levels of service for dedicated access facilities to enterprise customers, and targets performance benchmarks for connection success rates, latency levels and throughput for all of its service offerings.

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

   Optimize Network Utilization. Given the fixed cost nature of Concentric's network infrastructure, the Company strives to increase total network utilization and to optimize this utilization by targeting both daytime business and evening-intensive consumer users to balance the network's usage throughout a 24-hour period. Accordingly, while the Company's current strategic focus is on providing value-added IP-based communications services to enterprises, the Company intends to continue partnering with multi-channel distributors to acquire and maintain a base of consumer subscribers who access the Concentric network predominantly during non-business hours.

   Acquire Complementary Assets, Technologies and Businesses. The Company is actively seeking to identify and acquire assets, technologies and businesses complementary to the Company's value-added enterprise network service strategy. Such acquisition efforts are targeted at businesses that offer the potential to expand the Company's revenue base, increase the scalability of the Company's network infrastructure and value-added service offerings, as well as optimize the utilization of the Company's network. As part of this strategy, the Company completed three acquisitions in 1998. The Company acquired InterNex, a Tier 1 provider of network services, colocation service and Web-hosting facilities to enterprise customers, in February 1998. The Company acquired Deltanet, a provider of network services, colocation and managed dedicated hosting services, in May 1998. The Company acquired AnaServe, a provider of shared hosting and managed dedicated hosting services, in August 1998.

   Employ Leveraged Marketing Through Strategic Partners. The Company actively seeks to form alliances with certain software developers and telecommunications service and equipment suppliers that have substantially greater marketing, distribution and sales resources than does the Company and that have a large installed customer base. These alliances facilitate the cost-effective acquisition of consumer and business customers and increase Concentric's network utilization. These marketing relationships are developed and enhanced through the bundling of Concentric's IP-based network services with the products and services offered by the strategic partners. These relationships may involve customized browsers, registration services and specialized pricing, commissions and billing programs. To date, Concentric has established such strategic relationships with a number of companies, including WebTV, SBC, Williams, Covad, Teligent, Intuit, Nortel/Bay Networks, Inc. and TMI.

   Deploy Network Services Internationally. The Company believes that its enterprise customers increasingly will require their network solutions providers to offer network services on a global basis. To date, the Company has launched the following initiatives to provide global solutions to its customers:

     Mondonet. Pursuant to an agreement with TMI, entered into in August 1996, the Company is working to establish an international network based on Concentric's network technology and expertise and TMI's existing telecommunications infrastructure. The goal is to deliver a range of compatible network services worldwide. TMI currently has a telecommunications network deployed in 40 countries worldwide. In April 1998, the Company and TMI launched Mondonet, the first international network designed and built expressly to support VPN services with coverage in more than 30 cities in 24 countries.

     Roaming Services in Japan. The Company entered into a roaming services agreement in June 1997 with NTT PC, a leading provider of IP services in Japan. The roaming services agreement allows Concentric customers to use the NTT PC network to access their Internet accounts in Japan and allows members of the NTT PC network to access their Internet accounts in the United States and Canada.

     GRIC Roaming Alliance. The Company executed a roaming services agreement with GRIC International in October 1998. GRIC International is an alliance of 400 ISPs and telecommunication companies that together form a worldwide network of 2,700 POPs. The GRIC International alliance allows the Company's customers to access the Internet through these worldwide POPs while traveling outside of the United States.

     Hosting Services in the United Kingdom. The Company entered into a strategic agreement with GX Networks, one of the largest ISPs located in the United Kingdom, in August 1998. The agreement allows GX Networks and the Company to expand Web hosting and extranet services for each other's customers. Through this agreement, the Company can serve the networking needs of its domestic United States customers based in the United Kingdom.

     Global Web Hosting Facilities. The Company acquired Web hosting facilities in Stockholm, Sweden, Tokyo, Japan and Hong Kong in February 1998 as part of the acquisition of InterNex.

   While the Company does not expect to generate significant revenue from deployment of international network services until at least the year 2000, the Company believes that the ability to deliver network solutions globally will be a key competitive factor in its industry. The foregoing expectation is a forward-looking statement that involves risks and uncertainties and the actual results could vary materially as a result of a number of factors including those set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Operating Results--We Face Risks Associated with International Expansion."

Services

   Concentric provides tailored, value-added IP-based network services for businesses and consumers. To provide these services, the Company employs a low/fixed latency high-throughput network based on an advanced, geographically dispersed ATM and frame relay backbone and the Internet.

 Enterprise Solutions

   The Company has developed a set of enterprise services including VPNs, dedicated access facilities, digital subscriber line services, wireless access services and applications hosting services. These services are marketed to Concentric's enterprise customers.

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

   The Company's VPN solutions allow the enterprise customer to tailor the type of access, services and information that various users of the VPN are afforded according to the specific needs of the enterprise. Key benefits include rapid implementation time, lower operating and maintenance costs, minimal capital investment, higher quality of service overall and 24-hour network and customer support. For example, starting in October 1995 the Company created and now maintains the VPN used by Intuit customers using a customized version of the Netscape Navigator browser bundled with Quicken for Windows and Macintosh, Quickbooks, ProTax and TurboTax/MacInTax. The bundled software allows a Quicken customer to click on an icon that launches Netscape, and takes the user directly to Quicken Financial Network Website. On the Web page Quicken customers will find useful financial advice, information from Intuit's bank and financial institution partners, answers to commonly asked technical questions and tips on how to tap the full potential of Intuit's financial products.

   In addition to the custom VPNs that Concentric has developed and delivered, the following three distinct VPN products are now offered by the Company:

     Concentric CustomLink. Concentric CustomLink provides a complete, private-labeled dial-up VPN service for customers. In addition, CustomLink permits the customer to segment its users, and apply various levels of services, such as Web access, email, and file transfer protocol to each customer group. CustomLink includes dial-up network access, customized and customer-branded client software, and private labeled help desk services. The dial-up network access offerings include local access, toll-free access, and a unique connection service, PremierConnect, which provides such subscribers with connectivity to the VPN, even if local access numbers are busy.

     Enterprise VPN. The Company's Enterprise VPN service includes security hardware and software, high speed network access, network connectivity, customer premise routing equipment and customer support services. The Enterprise VPN service is targeted at customers seeking to create a secure, outsourced WAN for intranet and extranet applications. Installation support for the customer premise located routing and security equipment is also provided. Concentric can also provide management services for firewall and packet encryption equipment if desired by the customer.

     Concentric RemoteLink. The Company's remote access service is targeted at businesses that have employees in remote locations. RemoteLink offers customers the potential to significantly reduce the high costs of telecommunications charges and user support associated with building, deploying, and maintaining an internal remote access infrastructure. RemoteLink enables an enterprise's salespeople and other mobile employees, telecommuters and business partners to dial into an enterprise's corporate network resources and use them as if they were connected locally, thus increasing potential productivity and allowing for information to be available on a real-time basis across the enterprise. Concentric's RemoteLink is designed to be highly customizable and provides the ability to interface with existing company network infrastructure.

   Concentric performs around-the-clock monitoring of network performance. Concentric also enables its customers to monitor their network through the Company's proprietary ConcentricView software. ConcentricView is a Web-based network management tool which allows a customer to monitor usage on a call-by-call basis and performance of that portion of the Concentric network bandwidth supporting the customer's applications.

   Dedicated Access Facilities. In January 1997, the Company began offering DAFs as a stand-alone product targeted at businesses that desire single or multipoint high-speed, dial-up and/or dedicated connections to distributed locations such as regional offices, warehouses, manufacturing facilities and/or to the Internet. DAF products are primarily targeted at providing intranet connectivity among distributed enterprise locations with the additional benefit of Internet access if desired by the customer. The Company provides a full range of connectivity options, allowing the customer to order the appropriate amount of bandwidth to meet its networking requirements. In addition, Concentric offers its DAF customers a guarantee on the quality of service and performance of these facilities. Furthermore, Concentric believes it is the only network service provider to bill customers based on average usage levels rather than peak usage levels.

   Concentric has six offerings in its dedicated access product line:
FullChannel T-1, FullChannel T-1 Protected, FlexChannel and LECFrame Relay, as well as FullChannel and FlexChannel offerings at DS3 bandwidth options which support up to 45 Mbps. The Company has begun working with key customers to support even higher speeds up to OC3 (155 Mbps).

   FullChannel T-1 and DS3 pricing is based on a one time set-up fee and average utilization pricing. The customer's usage is measured at five-minute intervals throughout the month, and the average of all of those measurements is used to determine the customer's bill at the end of the month. The one time set-up fee for FullChannel T-1 service is $3,000 and the monthly fee ranges from $1,095 to $2,695 depending on usage. The one time set-up fee for FullChannel DS3 service is $5,000 and the monthly fee ranges from $6,000 to $40,500 depending on usage. FullChannel T-1 and DS3 pricing is the appropriate choice for those customers who have fluctuating and/or uncertain bandwidth consumption patterns.

   FullChannel T-1 Protected gives a customer a fixed price for a full 1.5 megabits of bandwidth. The one time set-up fee is $3,000 and the monthly fee is set at $2,095. This is an economical choice for those customers who recognize in advance that their bandwidth throughput requirements will equal T-1 levels.

   FlexChannel gives a customer the opportunity to purchase a fractional portion of a T-1 or DS3 for a fixed monthly fee. The set up fee is the same as for FullChannel pricing but the monthly fee ranges from $895 to $1,895 for FlexChannel T-1 service and from $5,900 to $40,500 for FlexChannel DS3 pricing. FlexChannel T-1 and DS3 pricing is the appropriate choice for the customers who know that their bandwidth requirements are going to be consistently less than a full T-1 or DS3.

   LECFrame Relay is based on various LECs' Frame Relay facilities. Although Concentric does not offer service level guarantees over LECFrame Relay, Concentric does guarantee the committed information rate. This offering gives a lower cost, lower performance network service for those customers for whom performance is less imperative. Concentric charges a one time set-up fee of $2,000 LECFrame Relay services and monthly fees ranging from $395 to $1,195 depending on usage.

   Digital Subscriber Lines. In December 1997, Concentric began offering Internet and intranet connectivity using DSL technology. DSL and its variants are a new dedicated access technology being deployed by telephone companies that allow high speed digital service over regular telephone lines. To expand its DSL service area, the Company has formed relationships with a number of CLECs, including Covad Communications Group, Inc. and NorthPoint Communications, Inc., as well as SBC's California subsidiary, Pacific Bell. Concentric's DSL service offerings are currently available in the following geographical markets: the San Francisco Bay Area, Los Angeles, San Diego, Boston, New York, Washington, D.C., and Chicago. Several additional markets are planned during 1999. The Company's DSL service offerings include a wide range of dedicated access speeds, from 144 Kbps to 1.5 Mbps symmetric DSL, as well as 1.5 Mbps/384 Kbps asymmetric DSL.

   Concentric DSL services are targeted at the small-to-medium sized business, telecommuter and consumer markets. The "dedicated access feature" of DSL services combined with its high speed and low flat rate pricing are designed to appeal to the large installed base of ISDN users. Pricing for the service is low relative to traditional dedicated access services, making it attractive to medium sized businesses, while at the same time broadening the market to reach small businesses who previously could not justify the expense of dedicated Internet service.

   Pricing is based on the bandwidth of the DSL circuit, and is a flat rate monthly fee ranging from $149 to $499 depending on the service speed. Concentric provides complete installation services including all the customer premise equipment necessary to provide the DSL service at fees ranging from $325 to $725.

   Wireless Access Services. In October 1998, the Company introduced ConcentricWireless as an alternative to traditional access lines, particularly in areas where DSL is not yet available. ConcentricWireless has a unique distribution system that provides sustained speeds up to 1.5 Mbps and is priced competitively with ISDN and DSL services and significantly lower than T-1 services. At speeds ranging from 512 Kbps to 1.5 Mbps, ConcentricWireless provides high-speed personal Internet connectivity for the small business, small office/home office or telecommuting consumer. ConcentricWireless is currently available in the greater San Francisco Bay Area at prices ranging from $150 per month for 384 Kbps symmetric to $450 per month for 1.5 Mbps/152 Kbps.

   Applications Hosting Services. The Company offers a range of high-performance applications hosting services, including Concentric Server Solutions, a suite of sophisticated high-end hosting and Web site traffic management solutions for Internet-centric businesses, and ConcentricHost, a suite of Web hosting, e-commerce, and streamed media services designed for small to medium-sized businesses. The Company's other applications hosting services include a private-label version of ConcentricHost and a Windows NT-based hosting solution. The high performance of the Company's applications hosting services is enabled by Concentric's network architecture and its combination of public and private peering arrangements.

   Together, these applications hosting services manage a company's Web-based infrastructure and operational needs allowing customers to focus on their Web-based content. By outsourcing its Web hosting to Concentric, an enterprise can increase the reliability and performance of its Web applications and reduce its costs by taking advantage of Concentric's high quality data centers with back-up power, multiple high bandwidth network connections and Tier 1 Internet peering arrangements. In addition to state-of-the-art hosting facilities, Concentric provides server management tools and services to completely manage customers' servers for them.

   For reliable, high performance flow of traffic between customer's Web servers and worldwide networks, Concentric has combined public peering and private peering arrangements to provide improved performance to users. Concentric currently operates data centers in Santa Clara, Cupertino, and Los Angeles, California, Chicago, Illinois and Washington, DC. A new 10,000 square foot data center in San Jose is scheduled to open in February 1999. Each Concentric data center is connected via multiple DS3 (45 Mbps) or OC3 (155
Mbps) high-speed links to geographically dispersed points in its private ATM backbone as well as to key public and private Internet exchange points. This architecture provides diversity and redundancy and high performance to customers while minimizing user costs. See"--The Concentric Network."

   Concentric Server Solutions. In February 1998, Concentric announced the availability of Concentric Server Solutions, a line of Web hosting services designed for companies who require outsourced maintenance, management, bandwidth and housing for their Internet or extranet Web servers. Unlike colocation services that simply provide rack space in a data center and bandwidth, Concentric Server Solutions provide high-performance Internet access from state-of-the-art data centers, skilled technicians and systems administrators, maintenance programs that monitor servers 24 hours a day, seven days a week, and scalability to address the needs of companies as their businesses become increasingly reliant on the Web. The Company recently announced the following two enhancements to Concentric Server Solutions:

     Distributed Server Environment. In September 1998, Concentric launched the Distributed Server Environment ("DSE") platform designed to manage distributed applications for content, media and Web-centric businesses. These businesses typically require high availability, fault tolerance and scalability for distributed hosted sites. DSE offers local and global load balancing and fail-over services. Load balancing allows for the intelligent distribution of user requests over multiple server resources to avoid transmission congestion and bottlenecks among Web servers.

     Concentric Peak Protection. In December 1998, the Company introduced Concentric Peak Protection which offers "capacity on demand" or "peak insurance" for customers who need data center and network diversity and the ability to add Web site bandwidth capacity on-demand. Content providers, for example, can use Concentric Peak Protection to prepare for rapid growth and spikes in Web site traffic without making large up-front hardware and bandwidth investments ahead of demand. Concentric Peak Protection manages Web-site traffic spokes by seamlessly dividing traffic between Concentric hosting centers and other server locations. Concentric Peak Protection is ideal for companies that do not want to rely exclusively on a single hosting provider, ISP or their own data center for hosting and data center services.

   Concentric Server Solutions, including Distributed Server Environment and Concentric Peak Protection range in price from $550 to $10,000 per month, depending upon the volume of traffic and number of customer servers required.

   ConcentricHost. ConcentricHost is a suite of Web-hosting products and services designed to provide comprehensive solutions to the Internet needs of a small to medium-sized business in one account. Packages, which include Web hosting, multiple email IDs and dial-up Internet access range from $29.95 to $199.95 per month depending on the number of email accounts and the amount of disk space and bandwidth provided to the customer. These packages also offer shared security for e-commerce and are managed from a user-friendly Web interface. Other features include access to 24 hours a day, seven days a week toll free telephone and email based customer support and built-in self administration tools that allow the customer to buy more features online in real time as well as to analyze Web activity online in near real time. The system automatically notifies customers when they are approaching the allocation limits of their account encouraging them to upgrade online.

   In June 1998, Concentric enhanced ConcentricHost with the introduction of the Virtual Development Environment ("VDE"), which provides Web developers high level security and performance on the ConcentricHost shared server hosting platform. At the same time, VDE offers maximum freedom to Web developers by providing them with their own virtually dedicated operating and file systems. These virtually dedicated systems provide Web developers the freedom to create complex CGI scripts without security and stability risks and without requiring them to be reviewed and approved prior to installation.

   ConcentricHost Private Label. In November 1998, Concentric launched a private label hosting solution targeted at companies looking to quickly and cost-effectively add fully featured Web hosting to their small business service portfolio. The ConcentricHost Private Label solution allows service providers, small business retailers, and other resellers to leverage Concentric's proven technology in applications hosting with their own resources. This approach allows customers to avoid much of the time, equipment expense, and information services resources required to internally develop a Web hosting service.

   Windows NT Hosting. The Company also has a line of Windows NT-based hosting and e-commerce services targeted at small to medium sized businesses. Concentric also offers Windows NT-based hosting services with its Concentric Small Business Server Internet Suite service which includes Web hosting, Internet email exchange and Internet access services designed to be used with Microsoft's Small Business Server.

 Consumer Services

   Concentric provides its individual and small office/home office customers with a broad range of Internet access options and Web hosting email, chat, file transfer protocol, Gopher and online shareware services. Users can choose from local and long distance direct dial 800-number and telnet services. Concentric offers the Microsoft Internet Explorer to its users when they sign up for dial-up or 800-number service.

                            Internet Access Pricing

     Plan                 Monthly Fee              Additional Time
     ----                 -----------              ---------------
   Starter Plan..........   $ 7.95    $1.95/hour after 5 hours
   Standard Plan.........   $19.95    No charges for additional time. Unlimited
                                      active access for one monthly fee.
   800-number Plan.......   $10.00    $5/hour after 2 hours
   Inbound Internet         $10.00    No charges for additional time. Unlimited
    Plan.................             active access for one monthly fee.

   The Company also offers consumers value-added services, including a collection of premium products targeted to vertical segments such as the family and small office/home office market. This includes the upselling of discounted products and services in such areas as retail products, software, hardware, telephony services with such partners as Amazon.com, Inc., QuadraCom, LLC, TuneUp.com, Connected OnLine Backup and Excite. Such arrangements not only provide an additional monthly revenue stream but also increase customer satisfaction and retention. Additional value-added products and services being reviewed by the Company for potential introduction include premium service, customer support, education research, virus protection, and faxing services.

Customers

   The following is a representative list of the Company's customers during the last 12 months, each of which accounted for more than $10,000 in revenues.

  Acer America Corporation                Olin Corporation
  Allegiance Telecom, Inc.                OnCommand Corporation
  Amdahl Corp.                            OzeMail Interline Pty, Ltd.
  American Greetings Corporation          Peapod L.P.
  Ameritech Corporation                   Philips Mobile Computing
  Andersen Consulting                     PictureTel Corporation
  AT&T Corp.                              Pierce Leahy Corp.
  Bay Networks, Inc.                      PointCast Incorporated
  Bloomberg, L.P.                         Qwest Communications Corporation
  Citizens Communications, L.P.           Redback Networks, Inc.
  Corel Corporation                       Rockwell International Corporation
  Electric SchoolHouse LLC                SBC Communications Inc.
  First USA, Inc.                         Sega of America, Incorporated
  Graybar Electric Company, Inc.          Teligent, Inc.
  Hitachi Metals America, Ltd.            The Vanguard Group, Inc.
  Intuit Inc.                             3Com Corporation
  Iomega Corporation                      TMI Telemedia International, Ltd.
  Juno Online Services, L.P.              U.S. Office Products Company
  Kleiner, Perkins Caufield, & Byers      USWeb Corporation
  MCI WorldCom Inc.                       Wawa Inc.
  Microsoft Corporation                   WebTV Networks, Inc.
  Netpulse Communications, Inc.           Williams Communications Inc.
  Netscape Communications Corporation     You Bet! On-Line Entertainment
  Network Associates Inc.                 Ziff-Davis Publishing Co.
  NTT PC Communications, Inc.

   Revenue from WebTV accounted for 26.8% of the Company's revenue during the year ended December 31, 1998 and 33.4% of the Company's revenue during the year ended December 31, 1997.

Strategic Business Alliances

   The Company aggressively pursues strategic business alliances with a variety of companies. Through these partners, the Company seeks to expand its enterprise and consumer customer base and increase the 24 hour utilization of the Concentric network. The following is a summary of selected strategic relationships:

   WebTV Networks Inc. WebTV provides the world's first high-quality Internet solution for television. In the fall of 1996, WebTV's licensees, Sony Electronics, Inc. and Philips Electronics introduced a plug-and-play set-top box that enables Internet browsing from a television. As part of the WebTV service, Concentric and WebTV jointly designed and implemented a national virtual private dial-up network solution to connect WebTV NetworkTM users to the Internet, utilizing Concentric's network. The WebTV Internet terminal, combined with the virtual private network, allows anyone to browse the Internet from the comfort of their living room.

   SBC Communications Inc. In October 1998, SBC and the Company agreed to integrate Concentric's Internet-based business data services and technology into SBC's portfolio of data products and services for business customers. Concentric and SBC plan to deploy a complete suite of packet-switched, IP-based services such as VPNs, Web hosting, shared software and electronic commerce for business customers. SBC is working with Concentric to design and offer a new product called Online Office. Targeted at medium and small businesses, Online Office is being designed to offer turnkey data solutions for businesses that want the benefits of data networking enjoyed by larger companies but lack the skill, time and resources to handle it themselves. Online Office is being designed to provide customers with local area network equipment, installation and network management services and network-hosted business applications. Applications include desktop office applications, email, calendaring and e-commerce. Online Office will also support more experienced businesses as they expand their data networking capabilities to include features like Web hosting, intranet and extranet services, electronic commerce and remote access. SBC and Concentric will host the services and software on remote servers and deliver the capabilities directly to the customers' desktops. SBC's Southwestern Bell and Pacific Bell units will provide the local telecommunications link between a customer's location and Concentric's network POP customers and Concentric will provide interLATA long distance transport. SBC and Concentric have introduced these new services on a trial basis in San Francisco, California and Austin, Texas. Widespread deployment of portions of Online Office is planned for the second quarter of 1999. The entire Online Office package is targeted for release in the third quarter of 1999.

   As part of this relationship, SBC agreed in October 1998 to acquire 906,679 shares of Concentric's common stock either on the open market or from the Company. In December 1998, SBC purchased 100,000 shares of common stock in two open market purchases. The Company expects SBC to purchase the remaining 806,679 shares from the Company in February 1999 for an aggregate purchase price of approximately $19.5 million. SBC will also acquire a warrant to purchase 906,679 shares of Concentric common stock at a price of $21.00 per share.

   Williams Communications Group, Inc. Concurrent with the closing of the Company's initial public offering of common stock in August 1997, the Company entered into a strategic relationship with Williams Communications Group, Inc., a subsidiary of the Williams Companies, Inc. (together, "Williams"). Williams provides a full range of enterprise network solutions, communications services and advanced applications to businesses, including equipment and services for data, voice and video, international satellite and fiber-optic transmission services, telemarketing services, and multipoint video- and audio-conferencing. As part of the strategic business relationship, Williams has made available, and the Company has agreed to purchase from Williams, a total of $21.2 million in telecommunications equipment and services through the five year period ending in 2002. At the election of Williams, $2.0 million of the minimum purchase commitment may be paid by the issuance of Common Stock by the Company at the then-current fair market value. Additionally, Williams and the Company have entered into a reseller agreement and an agency agreement through which Williams is able to sell the Company's products and services for an initial term of two years. The agreements with Williams provide that, in the event of a change of control of the Company, Williams will have a right to purchase a nonexclusive, perpetual license to use, distribute and modify all of the intellectual property of the Company, including any copyright, patent, license, trademark or trade secret which the Company has or obtains the right to transfer.

   The relationship with Williams includes an equity investment in the Company by Williams of approximately $15.0 million which closed in August 1997.

   Covad. In January 1999, the Company entered into a strategic relationship with Covad to combine Concentric's value-added IP services with Covad's high speed DSL local loop services. This strategic relationship allows Concentric to resell Covad's DSL local loop services to Concentric's customers. The companies also will co-market DSL in approximately 20 major metropolitan areas in the United States and jointly fund product development efforts in 1999 and 2000. Additionally, Concentric invested approximately $10.0 million in Covad, purchasing 555,556 shares of Covad's common stock at the initial public offering price of $18.00 per share.

   Teligent. Concentric signed an agreement with Teligent, a wireless CLEC, in February 1998 to provide nationwide backbone data network services. Concentric's services enable Teligent to offer a full range of high quality, high-bandwidth communication services to small and medium-sized businesses. Teligent's digital wireless networks interconnect with Concentric's ATM backbone to deliver high speed, Internet-based services in several dozen metropolitan markets throughout the United States. These services were launched in July 1998. Teligent plans to ultimately offer services in 74 major markets across the country and to interconnect with Concentric for data services in each of these markets. In addition, the agreement enables Teligent to re-sell Concentric's VPN and Web hosting services through its nationwide sales team. Teligent's sales force began reselling selected Concentric products and services in August 1998.

   Intuit. Intuit, a financial software and Web-based services company, is a market leader in personal and small business financial software. Intuit views its Websites as a key channel for communicating with its customers, and as a vehicle to provide personal finance, investment and tax related financial information. Concentric and Intuit partnered in October 1995 to launch integrated Internet access to the Quicken Financial Network and the Internet. The Internet access capability included both a virtual private network service designed to provide Intuit customers subsidized access to select Intuit Web sites and the ability to upgrade to full access to the Internet. Intuit has bundled tailored versions of the Netscape Navigator browser in its fiscal year 1998 and 1999 releases and the Microsoft Explorer browser in its 1998 and 1999 releases of Quicken, TurboTax, ProTax and Quickbooks. Concentric designed and implemented tailored registration and network access software to provide Intuit customers with seamless, subsidized access to select Intuit Web sites. Concentric provides an easy, Web-based upgrade process for customers desiring full Internet access and email services. Customers are billed for network time through Concentric's billing systems. In addition, Concentric provides private-labeled customer service to Intuit customers with full network access on a twenty-four hour a day, seven day a week basis. Intuit uses Concentric's high performance network primarily to enable customers to send electronic tax filings and software product registration.

   Nortel/Bay Networks. In October 1997, Concentric began providing RemoteLink dial-up access service to Nortel/Bay Network's entire U.S.-based mobile workforce. Nortel/Bay Network's RemoteLink users dial into Concentric Network's high-performance network and are then "tunneled" through one of two secure T-1 connections to access their corporate intranet, never touching the Internet. A component of the service is that Nortel/Bay Networks controls authentication of the users permitted to access its corporate intranet. In addition, Nortel/Bay Networks uses Concentric's customer service center to provide round-the-clock user support. This outsourced solution has allowed Nortel/Bay Networks to realize considerable cost savings over traditional toll-free remote access and in-house help desk support services.

   TMI. In August 1996, the Company entered into an agreement with TMI to establish an international network based on Concentric's network technology and expertise and TMI's existing telecommunications infrastructure. TMI currently has a telecommunications network deployed in 40 countries worldwide. In April 1998, the Company and TMI launched Mondonet, the first international network designed and built expressly to support VPN services with coverage in more than 30 cities in 24 countries. As part of the agreement with TMI, the Company granted TMI certain exclusive rights in certain critical markets, including Europe. While the goal of this effort is to deliver a range of compatible network services worldwide, only limited deployment of services has occurred under this agreement to date. The Company's experience in working with TMI to develop versions of its products and to market and distribute its products internationally is limited. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Operating Results--We Face Risks Associated with International Expansion."

The Concentric Network

   The Concentric network employs an advanced, geographically dispersed ATM and frame relay backbone, SuperPOPs in 19 major metropolitan areas plus a total of 143 secondary and tertiary POPs in other cities, allowing local dial-up access to the network to users in the U.S. and Canada. In addition, the Company can provide analog dial-up, frame relay, fractional T-1, T-1 and DS3 access to the network. Concentric is in the process of deploying 56.6 Kbps modems throughout its network and expects this deployment to be completed in the first quarter of 1999. This planned deployment is a forward looking statement and is subject to a number of risks and uncertainties and the actual results could differ materially as a result of a number of factors including those set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Operating Results--We Depend Upon New and Enhanced Services" and "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Factors Affecting Operating Results--We Depend Upon Our Network Infrastructure."

   The Concentric network is managed via a centralized network control center in St. Louis, Missouri. Two data centers (located in Chicago, Illinois and Cupertino, California) house the servers that support log on/authentication, billing, email, Internet access, Web services and other network services. The Cupertino data center will be consolidated into the new San Jose, California headquarters building in mid-1999. In February 1998, the Company acquired InterNex, a provider of network services, colocation services and Web-hosting facilities to enterprise customers. With the acquisition of InterNex, the Company expanded its Internet connectivity strategy to include not only private transit with MCI, Sprint and UUNet, but also private peering with other network providers as well as public peering with multiple smaller Internet service providers. The Company's new hybrid private/public Internet connectivity strategy is designed to allow Concentric to offer superior Internet connectivity performance by avoiding congestion (packet loss) that may occur when connecting to certain network providers at many public peering points.

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

   DAFs and DSLs from customer locations in a region are terminated in the SuperPOP as well. Typically, Fractional T-1, T-1, and DS3 circuits are terminated directly into SuperPOP router equipment or via a channelized DS3 connected to a competitive access provider. Frame access is terminated via aggregated LEC Frame Access circuit(s). DSL is terminated via a multiplexed DS3 connection to a CLEC metropolitan area DSL network. Both dial-up and dedicated traffic is then aggregated by the routers/switches in the SuperPOP and directed to the Concentric ATM backbone via one or more DS3 ATM links.

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

   Network managers, customer service and technical support staff require near real-time access to information about the performance and quality of their networks. In traditional private networks, this information is provided by network management, trouble reporting/tracking, and management information systems. Customers usually sacrifice a great deal of control and have access to less information when using a public network instead of a private network. It has been difficult for public network providers to provide their major customers with information regarding network performance that relates to that customer's usage without either compromising other customers' proprietary information or compromising the integrity of the network itself. Concentric has developed a set of non-intrusive software tools and reporting mechanisms, distributed to enterprise customers to allow a customer's network manager to monitor network performance and quality and to adequately support inquiries for help from their users. Web browsers and file transfer tools are used to provide access to much of this information. In some cases, custom integration of Concentric's network management and trouble tracking/reporting systems will be provided to customers.

Sales and Marketing

   The Company focuses on marketing its services to two distinct market segments: enterprises (primarily small and medium size businesses) and consumers. By attracting enterprise customers who use the network primarily during the daytime, and consumer customers who use the network primarily at night, the Company is able to utilize its network infrastructure more cost effectively. The Company pursues these customers through a multi-tiered sales strategy consisting of leveraged third party distribution channels, inbound and outbound telesales, value-added resellers, original equipment manufacturers and a direct sales force. As of December 31, 1998, the Company employed 168 persons in sales and marketing.

   Leveraged Third Party Distribution. The Company has positioned itself as a key network services provider for companies that bundle network access in their products or services. For example, the Company's network service is bundled with Intuit's Quicken, TurboTax and Quickbooks products, Microsoft Office 98 and with WebTV's Internet access devices. Additionally, the Company is one of the Internet services providers listed on the Netscape Navigator and Microsoft Internet Explorer browser registration servers.

   Telesales. The Company employs separate telesales groups to generate inbound leads in three market sectors. The consumer telesales group sells Internet connectivity and shared hosting to the consumer market. The Company's AnaServe sales group is focused on both shared and dedicated hosting and electronic commerce solutions for the small business sector. The inside enterprise sales group offers business solutions including T-1, DSL and wireless connectivity products as well as shared and dedicated hosting products to enterprise customers. In addition, an outbound group is dedicated to generating leads for field sales and resellers, as well as managing the customer installed base in the pursuit of upgrades and contract renewals.

   Value-Added Resellers. The Company has established sales channels and significant market coverage through value-added resellers without incurring the commensurate costs of a large direct sales force. These resellers are categorized into four groups, national and regional network integrators and colocation and shared hosting resellers. In the enterprise market, these companies sell both network equipment and full service network/Internet solutions, including design, installation and maintenance. Williams Communications Solutions is a national network integrator with over 300 trained sales and support professionals who are compensated for selling Concentric's enterprise connectivity, VPN and dedicated hosting solutions. Concentric solicits shared hosting developers and resellers through a combination of on line advertising and direct telesales, and currently has over 500 resellers in this market. In addition, the Company has launched a trial program with Microsoft for the sale of the Microsoft Small Business Server bundled with Concentric DSL for sale through the Microsoft Value Added Provider channel.

   OEM Sales. Concentric recently adopted an OEM, i.e. private-label, strategy that enables national telecommunications infrastructure providers to offer a full suite of private labeled IP-based consumer and enterprise network services. Concentric's OEM partners, such as Teligent and SBC, sell Concentric's services through their large sales forces into established customer bases.

   Direct Sales Force. The Company employs 29 field sales people located in San Jose, Orange County and Los Angeles, California, Dallas, Texas, Washington, D.C., the New York metropolitan area, Atlanta, Georgia, Chicago, Illinois and Boston, Massachusetts for support of complex custom enterprise VPN solutions and to acquire, support, train and retain distribution channel partners. The Company's field sales force is supported by inside sales/account managers, project and program managers and systems engineers.

   Concentric markets its enterprise services to marketing and information service professionals, enabling companies to take full advantage of IP-based WAN, intranet and extranet applications. The Company uses print advertising in targeted industry publications, end-user seminars and media spot advertisements specifically to build awareness and acquire leads for its VARs and its direct sales team.

   In the consumer market, the Company focuses on direct mail to targeted audiences; establishment of customer referral programs; and co-marketing such as packaging literature with MasterCard mailers and Intuit software. In addition, the Company has implemented online customer retention programs, such as a Website "home" where they can learn how to use the service, how to use the Internet, and how to find information quickly. Additionally, the Company is generating advertising revenue on its Website from direct ad banner placements as well as from shared revenue relationships with content partners such as Excite, Inc. and Lycos, Inc.

   The Company employs in-house public relations personnel and contracts with an outside public relations agency to provide broad coverage in network computer and vertical industry publications. The Company also participates in industry trade shows with and without its strategic marketing partners and conducts numerous seminar "road shows" for market awareness and lead generation.

Customer Service

   Concentric believes that a high level of customer support is critical to attracting and retaining its enterprise and consumer customers. The Company's customer support strategy is based on the following principles:

  . our technical expertise in devising cost-effective network solutions for customers;

  . rapid development time and flexibility in meeting customer applications requirements; and

  .  responsive customer support and effective account management.

   The Company maintains a customer support call center at its Saginaw, Michigan facility. Concentric offers several levels of customer support all of which are available 24 hours per day, seven days per week. The basic level of customer support includes support for customers on installing and using their software, customer communications and customer training. Premier level service programs guarantee an exceptional performance standard, offer supplemental support training, and provide monthly reports on operations. Private label support gives businesses a premier level of support provided by their own customer service team who answer calls with that customer's company name. Customer support is provided by email, telephone, Website and online chat. As of December 31, 1998, the Company employed 171 persons in customer support.

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

   The Company's current and prospective competitors generally may be divided into four groups. These groups and examples of key competitors in each group are listed below:

  . telecommunications companies    AT&T
                                    MCI WorldCom
                                    Sprint
                                    Qwest
                                    Level 3 Communications, Inc.
                                    the RBOCs and other LECs
                                    various cable companies

  . online service providers        America Online, Inc.
                                    CompuServe Corporation
                                    MSN, the Microsoft Network
                                    Prodigy Communications Corporation

  . Internet service providers
                                    BBN Corporation, a subsidiary of GTE
                                    EarthLink Network, Inc.
                                    MindSpring Enterprises, Inc.
                                    PSINet Inc.
                                    Verio Inc.
                                    other national and regional providers

  . Web hosting providers           AboveNet Communications
                                    Exodus Communications

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

   The Company believes that new competitors, including large computer hardware, software, media and other technology and telecommunications companies will enter the value added network services markets, resulting in even greater competition for the Company. Certain of such telecommunications companies and online services providers are currently offering or have announced plans to offer Internet or online services or to expand their Internet access services. Certain companies, including America Online, MindSpring, PSINet and Verio have also obtained or expanded their Internet access products and services as a result of acquisitions. Such acquisitions may permit the Company's competitors to devote greater resources to the development and marketing of new competitive products and services and the marketing of existing competitive products and services. In addition, the ability of some of the Company's competitors to bundle other services and products with VPN and consumer network services could place the Company at a competitive disadvantage. Certain companies are also exploring the possibility of providing high-speed data services using alternative delivery methods such as over the cable television infrastructure, through direct broadcast satellite technology and by wireless cable. There can be no assurance that the Company will have the financial resources, technical expertise or marketing and support capabilities to continue to compete successfully. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Operating Results--Our Market Is Extremely Competitive."

Proprietary Rights

   The Company's success and ability to compete is dependent in part upon its technology, although the Company believes that its success is more dependent upon its technical expertise than its proprietary rights. The Company principally relies upon a combination of copyright, trademark and trade secret laws and contractual restrictions to protect its proprietary technology. It may be possible for a third party to copy or otherwise obtain and use the Company's products or technology without authorization or to develop similar technology independently, and there can be no assurance that protective measures have been, or will be, adequate to protect the Company's proprietary technology or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology. The Company operates a material portion of its business over the Internet, which is subject to a variety of risks. Such risks include but are not limited to the substantial uncertainties that exist regarding the system for assigning domain names and the status of private rules for resolution of disputes regarding rights to domain names. There can be no assurance that the Company will continue to be able to employ its current domain names in the future or that the loss of rights to one or more domain names will not have a material adverse effect on the Company's business and results of operations.

   Although the Company does not believe that it infringes the proprietary rights of any third parties, we cannot assure you that third parties will not assert such claims against the Company in the future or that such claims will not be successful. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Operating Results-- Third Parties May Claim We Infringe Their Proprietary Rights."

Employees

   As of December 31, 1998, Concentric had 508 employees and 61 independent contractors, including 168 persons in sales and marketing, 171 persons in network operations and development, 171 in customer support and 59 in finance and administrative functions. The Company believes that its future success will depend in part on its continued ability to attract, hire and retain qualified personnel. Competition for such personnel is intense, and We cannot assure you that the Company will be able to identify, attract, and retain such personnel in the future. None of the Company's employees is represented by a labor union, and management believes its employee relations are good.

                EXECUTIVE OFFICERS AND DIRECTORS OF THE COMPANY

Executive Officers, Directors and Senior Management

   The following table sets forth certain information as of December 31, 1998, with respect to the executive officers and directors of the Company, as well as certain members of its senior management.

  Name                                Age                 Position
  ----                                ---                 --------
Henry R. Nothhaft....................  54 Chairman, President, Chief Executive
                                          Officer and Director
John K. Peters.......................  50 Executive Vice President and General
                                          Manager, Network Services Applications
                                          Division
Michael F. Anthofer..................  46 Senior Vice President and Chief
                                          Financial Officer
Mark W. Fisher.......................  38 Senior Vice President of Corporate
                                          Marketing, General Manager, Network
                                          Services Division
William C. Etheredge.................  52 Senior Vice President of Sales
Eileen A. Curtis.....................  50 Vice President of Customer Relations
James L. Isaacs......................  38 Vice President of Business Development
Vinod Khosla(2)......................  44 Director
S. Miller Williams(1)................  47 Director
Franco Regis(1)......................  42 Director
Gary E. Rieschel(2)..................  42 Director

--------
(1) Member of the Audit Committee.

(2) Member of the Compensation Committee.

   Henry R. Nothhaft joined the Company as President and Chief Executive Officer in May 1995 and was appointed a Director of the Company in August 1995 and Chairman of the Board in January 1998. From 1989 to August 1994, Mr. Nothhaft was President, Chief Executive Officer and a Director of David Systems, Inc., a networking company. From 1983 to 1989, Mr. Nothhaft held various positions with DSC Communications Corporation, including President of the Business Network Systems Group, President of the Digital Switch Corporation subsidiary, Senior Vice President of Marketing and a Corporate Director of DSC. From 1979 to 1983, Mr. Nothhaft was Vice President of Domestic Marketing and Vice President of Sales for GTE Telenet Communications Corporation (now Sprint). Mr. Nothhaft has an M.B.A. in Information Systems Technology from George Washington University and a B.S. from the U.S. Naval Academy, and is a former officer in the U.S. Marine Corps.

   John K. Peters was named Executive Vice President and General Manager, Network Services Applications Division in June 1995. From 1993 to August 1995, Mr. Peters served as President of Venture Development Consulting, a consulting firm specializing in new communications and information services. From 1988 to 1993, Mr. Peters was Vice President and Chief Operating Officer of Pacific Bell Information Services, Inc. Prior to that, Mr. Peters spent three years as Vice President of Application Services for Telestream Corporation. In 1981, Mr. Peters co-founded Integrated Office Systems, Inc., a communications and information systems company. From 1976 to 1980, Mr. Peters was Vice President of Advanced Network Services for GTE Telenet Communications Corporation. Mr. Peters has an M.B.A. from Stanford Graduate School of Business and a B.S. in Statistics from Stanford University.

   Michael F. Anthofer joined the Company in January 1996 as Vice President and Chief Financial Officer and became a Senior Vice President in November 1996. From January 1991 to December 1995, Mr. Anthofer served as an Executive Vice President and Chief Financial Officer, as well as a member of the Board of Directors, of Shared Resource Exchange, Inc., a privately held digital switching platform and PBX supplier. Prior to 1991, Mr. Anthofer held various executive positions at DSC Communications Corporation including Vice President, Corporate Business Planning, Vice President, Business Network Group and Vice President, Network Products Group. Mr. Anthofer has an M.B.A. and a B.S. from the University of California, Berkeley.

   Mark W. Fisher joined the Company in June 1997 as Vice President of Corporate Marketing and General Manager, Network Services Division. From July 1996 to June 1997, Mr. Fisher was General Manager and Vice President, Marketing of Pacific Bell Internet Services, a wholly owned subsidiary of Pacific Bell. From June 1995 to August 1996, Mr. Fisher was Vice President, Marketing of Pacific Bell Internet Services. From 1989 to May 1995, Mr. Fisher held various data product marketing and data center operations positions at Pacific Bell. Mr. Fisher has an M.B.A. from the University of California, Berkeley and a B.S. in mechanical engineering from the U.S. Naval Academy.

   William C. Etheredge joined the Company in March 1997 as the Senior Vice President of Sales. From May 1991 to March 1997, Mr. Etheredge served first as Vice President of Sales and Marketing and then as Vice President of Sales for Meridian Data, Inc., a provider of networked CD-ROM database creation and retrieval software and network servers. From July 1990 to May 1991, he served as Vice President of Strategic Accounts for Maxtor Corporation. From June 1985 to June 1990, he served first as Vice President US Sales and Marketing and then Vice President Western Region for Memorex-Telex Corporation. Mr. Etheredge has an M.B.A. from Bowling Green University and a B.A. from Westminster College.

   Eileen A. Curtis became Customer Relations Manager in January 1995, Director of Customer Relations in September 1995 and Vice President, Customer Relations in November 1996. From August 1987 to July 1993, Ms. Curtis was employed by Cox Communications Saginaw, Inc. and served in various positions including Marketing and Public Relations Manager, Administrative Manager and Customer Service Manager. Ms. Curtis has an MBA and a B.S. from Central Michigan University.

   James L. Isaacs joined the Company in October 1995 as the Director of Product Management. In March 1997, he became Vice President of Product Management and in November 1997 he was appointed Vice President of Business Development. From July 1988 to October 1995, Mr. Isaacs held various positions at Apple Computer, including Group Manager Product Marketing, Apple On Line Services Division and Business Development Manager of Apple On Line Services Division. Mr. Isaacs has an M.B.A. from the University of California, Berkeley and an A.B. from Stanford University.

   Vinod Khosla has been a Director of the Company since April 1995. Mr. Khosla has been a General Partner with the venture capital firm of Kleiner Perkins Caufield & Byers from February 1986 to the present. Mr. Khosla was a co-founder of Daisy Systems and the founding Chief Executive Officer of Sun Microsystems, Inc. Mr. Khosla also serves on the boards of Excite, Inc., PictureTel, The 3DO Company, and Spectrum Holobyte. He has a B.S.E. from the Indian Institute of Technology in New Delhi, an M.S.E. from Carnegie Mellon University, and an M.B.A. from the Stanford Graduate School of Business.

   S. Miller Williams has been a Director of the Company since September 1998. Mr. Williams is Vice President of Corporate Development for Williams Communications Group, Inc., a subsidiary of Williams Companies, Inc., a position he has held since 1992. Mr. Williams has a B.S. in Business Administration from the University of North Carolina and an M.B.A. from the University of Tulsa.

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

   Gary E. Rieschel has been a Director of the Company since October 1996. Mr. Rieschel is Executive Managing Partner at SOFTBANK Technology Ventures, having joined that company in January 1996. Mr. Rieschel was Vice President for N-Cube Corporation from August 1994 through December 1995. He was Sales

Director at Cisco Systems, Inc. from July 1993 through October 1994. Prior to this, Mr. Rieschel was a General Manager and Sales Director at Sequent Computer for over nine years. Mr. Rieschel has an M.B.A. from Harvard Graduate School of Business and a B.A. in biology from Reed College.

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

                              Item 2. Properties

   The Company's executive offices are located in San Jose, California, under a lease expiring on February 1, 2006. The Company also leases network operations facilities in Bay City, Michigan, under a lease expiring on December 31, 1999, data centers in Chicago, Illinois, under a lease expiring on June 30, 2008, in Santa Clara, California, under a lease expiring on May 31, 2000, in Newport Beach, California, under a lease expiring on June 30, 1999, and in Anaheim, California, under a lease expiring on June 30, 1999, and a customer support facility in Saginaw, Michigan under a lease expiring in December 2001.

                           Item 3. Legal Proceedings

   In late April and early May, 1997, three putative securities class action complaints were filed in the United States District Court, Central District by certain stockholders of Diana, the parent corporation of Sattel, alleging securities fraud related to plaintiffs' purchase of shares of Diana Common Stock in reliance upon allegedly misleading statements made by defendants, Diana, Sattel and certain of their respective affiliates, officers and directors. Concentric was named as a defendant in the complaint in connection with certain statements made by Diana and officers of Diana related to Concentric's purchase of network switching equipment from Diana's Sattel subsidiary. The plaintiffs sought unspecified compensatory damages. A motion by the Company to dismiss the complaint was denied, and the court has allowed the action to proceed against the Company. The parties have agreed in principal to settle the case and expect to enter the settlement agreement with the court in February 1999.

          Item 4. Submission of Matters to a Vote of Security Holders

   Not applicable.
                                    PART II

 Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

   Our common stock has been traded on the Nasdaq National Market under the symbol "CNCX" since our initial public offering on August 1, 1997. The following table sets forth, for the periods indicated, the high and low sale prices for our common stock as reported by the Nasdaq National Market:

                                                                  High     Low
                                                                 ------- -------
Fiscal Year Ended December 31, 1997:
  Third Quarter (from August 1, 1997)........................... $16     $11 3/8
  Fourth Quarter................................................  15       7 7/8
Fiscal Year Ended December 31, 1998:
  First Quarter................................................. $20 3/8 $ 8 7/8
  Second Quarter................................................  31 1/2  18 5/8
  Third Quarter.................................................  41      14 1/4
  Fourth Quarter................................................  37 1/4  14 1/2
Fiscal Year Ending December 31, 1999:
  First Quarter (through January 25, 1999)...................... $42 1/8 $31 7/8

   On January 25, 1999, the last reported sale price for our common stock on the Nasdaq National Market was $34.50 per share. As of January 20, 1999, we estimate that there were approximately 271 holders of record and over 4,388 beneficial owners of the common stock.

   The Company currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

                        Item 6. Selected Financial Data

   The following selected financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" commencing on page 24.

                                        Year Ended December 31,
                              ------------------------------------------------
                               1994      1995      1996      1997     1998(1)
                              -------  --------  --------  --------  ---------
                                 (In thousands, except per share data)
Consolidated Statement of
 Operations Data:
Revenue.....................  $   442  $  2,483  $ 15,648  $ 45,457  $  82,807
Cost of revenue.............    2,891    16,168    47,945    61,439     85,352
Network equipment write-
 off(2).....................      --        --      8,321       --         --
Development.................      534       837     2,449     4,850      7,734
Marketing and sales.........      639     3,899    16,609    24,622     39,793
General and administrative..      611     2,866     3,445     4,790     10,398
Amortization of goodwill and
 other intangible assets....      --        --        --        --       3,842
Acquisition-related
 charges....................      --        --        --        --       1,291
Write-off of in-process
 technology.................      --        --        --        --       5,200
                              -------  --------  --------  --------  ---------
Total costs and expenses....    4,675    23,770    78,769    95,701    153,610
                              -------  --------  --------  --------  ---------
Loss from operations........   (4,233)  (21,287)  (63,121)  (50,244)   (70,803)
Other income (expense)......      --        --        --      1,233       (750)
Net interest expense........      (57)     (721)   (3,260)   (6,571)   (13,595)
                              -------  --------  --------  --------  ---------
Loss before extraordinary
 item.......................   (4,290)  (22,008)  (66,381)  (55,582)   (85,148)
Extraordinary gain on early
 retirement of debt.........      --        --        --        --       3,042
                              -------  --------  --------  --------  ---------
Net loss....................   (4,290)  (22,008)  (66,381)  (55,582)   (82,106)
                              -------  --------  --------  --------  ---------
Preferred stock dividends
 and accretion..............      --        --        --        --     (11,958)
                              -------  --------  --------  --------  ---------
Net loss attributable to
 common stockholders........  $(4,290) $(22,008) $(66,381) $(55,582) $ (94,064)
                              =======  ========  ========  ========  =========
Net loss per share
 attributable to common
 stockholders(3)............                     $ (13.46) $  (5.63) $   (6.47)
                                                 ========  ========  =========
Shares used in computing net
 loss per share attributable
 to common stockholders(3)..                        4,937     9,872     14,547
                                                 ========  ========  =========
                                           As of December 31,
                              ------------------------------------------------
                               1994      1995      1996      1997      1998
                              -------  --------  --------  --------  ---------
                                             (In thousands)
Consolidated Balance Sheet
 Data:
Cash and cash equivalents...  $    63  $ 19,054  $ 17,657  $119,959  $  98,988
Short term investments......      --        --        --        --      52,226
Restricted cash(4)..........      --        --        --     52,525     36,238
Property and equipment,
 net........................    1,303    16,289    47,927    53,710     64,268
Total assets................    1,798    37,235    70,722   244,489    298,257
Notes payable and capital
 lease obligations, net of
 current portion............    1,648    11,047    30,551   179,172    156,455
Redeemable exchangeable
 preferred stock............      --        --        --        --     156,105
Total stockholders' equity
 (deficit)..................   (4,202)    9,763     2,925    31,918    (56,875)

                                            (Footnotes appear on the next page.)

--------
(1) During 1998, the Company acquired InterNex, DeltaNet and AnaServe, the effects of which have been included in the 1998 financial results. See
    Note 13 of Notes to Consolidated Financial Statements.

(2) See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 3 of Notes to Consolidated Financial Statements.

(3) Net loss per share and shares used in computing net loss per share attributable to common stockholders are presented on a pro forma basis for the years ended December 31, 1996 and 1997 and on an historical basis for the year ended December 31, 1998. See Note 1 of Notes to Consolidated Financial Statements.

(4) Restricted cash of $36.2 million consists of funds held in escrow to pay interest relating to the Company's 12 3/4% Senior Notes. See Note 5 of Notes to Consolidated Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   This section and other parts of this Report contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the subsection entitled "Factors Affecting Operating Results" commencing on page 32. The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Financial Statements and the Notes thereto included elsewhere in this Report.

Overview

   The Company was founded in 1991. From 1991 to mid-1993, the Company conducted development and network services planning activities and realized no revenues. Initially, the Company was focused on providing consumers with direct dial-up connectivity to bulletin board services. Online gaming and entertainment services for consumers were commenced in July 1993 through the utilization of a third party network infrastructure. The Company commenced operation of its own network in late 1994. In May 1995, new management led by Henry R. Nothhaft redefined and broadened the Company's strategy to provide a range of Internet and tailored, value-added Internet Protocol-based network services to consumers and businesses.

   The Company's revenue prior to 1996 was primarily generated from providing Internet access to consumers. The Company's current focus is on developing and deploying VPNs and providing dedicated network access and Web hosting services for enterprise customers. Contracts with enterprise customers typically have a term ranging from one to three years. The Company expects enterprise-related revenue to represent an increasing portion of total revenue in future periods. The foregoing expectation is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors including the Company's operating results, the results and timing of the Company's launch of new products and services, governmental or regulatory changes, the ability of the Company to meet product and project demands, the success of the Company's marketing efforts, competition and acquisitions of complementary businesses, technologies or products.

   In February 1998, the Company acquired InterNex, a provider of network services, collocation services and Web hosting facilities to enterprise customers. This acquisition was accounted for using the purchase method of accounting. Accordingly, the Company's historical financial statements do not include results of operations, financial position or cash flows of InterNex prior to its acquisition in February 1998. In addition, as a result of the acquisition, the Company incurred a charge of $5.2 million relating to acquired in-process technology and recorded an aggregate of $12.6 million of goodwill and other intangible assets, which will be amortized on a straight-line basis over their estimated useful lives ranging from two to five years.

   In May 1998, the Company acquired DeltaNet, a provider of dial-up and dedicated access services, Web hosting services and Web application development and design. This transaction was accounted for as a pooling of interests. Results of DeltaNet's operations for the period beginning April 1, 1998 through December 31, 1998 are included in the consolidated results of operations. In addition, as a result of the acquisition, the Company has incurred charges of approximately $1.3 million in transaction costs consisting primarily of severance costs, redundant facilities and assets and professional fees related to the acquisition.

   In August 1998, the Company acquired AnaServe, a provider of Web hosting services. This acquisition was accounted for using the purchase method of accounting. The Company's historical financial statements do not include results of operations, financial position or cash flows of AnaServe prior to its acquisition. As a result of the acquisition, the Company has recorded an aggregate of $12.0 million of goodwill and other intangible assets, which will be amortized on a straight-line basis over their useful lives ranging from one to five years.

   The Company may acquire other complementary products, technology and businesses. If the Company were to incur additional charges for acquired in-process technology, amortization of goodwill and acquisition costs with respect to any future acquisitions, the Company's business, operating results and financial condition could be materially and adversely affected. See "Factors Affecting Operating Results--Our Acquisition Strategy Poses Several Risks" and "--Liquidity and Capital Resources."

   The Company has incurred net losses and experienced negative cash flow from operations since inception and expects to continue to operate at a net loss and experience negative cash flow at least through the remainder of 1999. The Company's ability to achieve profitability and positive cash flow from operations is dependent upon the Company's ability to substantially grow its revenue base and achieve other operating efficiencies. The Company experienced net losses attributable to common stockholders of approximately $66.4 million, $55.6 million and $94.1 million for the years ended December 31, 1996, 1997, and 1998, respectively. We cannot assure you that the Company will be able to achieve or sustain revenue growth, profitability or positive cash flow on either a quarterly or an annual basis. At December 31, 1998, the Company had approximately $90.0 million of gross deferred tax assets comprised primarily of net operating loss carry-forwards. The Company believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a full valuation allowance has been recorded. These factors include the Company's history of net losses since its inception and the fact that the market in which the Company competes is intensely competitive and characterized by rapidly changing technology. The Company believes that, based on the current available evidence, it is more likely than not that the Company will not generate taxable income through 1999, and possibly beyond, and accordingly will not realize the Company's deferred tax assets through 1999, and possibly beyond. The Company will continue to assess the realizability of the deferred tax assets based on actual and forecasted operating results. In addition, the utilization of net operating losses may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization. See "Factors Affecting Operating Results--We Have a Limited Operating History and Expect Continuing Operating Losses."

   The Company expects to focus in the near term on building and increasing its revenue base, which will require it to significantly increase its expenses for personnel, marketing, network infrastructure and the development of new services, and may adversely impact short term operating results. As a result, the Company believes that it will incur losses in the near term and we cannot assure you that the Company will be profitable in the future.

   The Company's operating results have fluctuated in the past and may in the future fluctuate significantly, depending upon a variety of factors, including the timely deployment and expansion of the Concentric network and new network architectures, the incurrence of related capital costs, variability and length of the sales cycle associated with the Company's product and service offerings, the receipt of new value-added network services and consumer services subscriptions and the introduction of new services by the Company and its competitors. Additional factors that may contribute to variability of operating results include: the pricing and mix of services offered by the Company; customer retention rate; market acceptance of new and enhanced versions of the Company's services; changes in pricing policies by the Company's competitors; the Company's ability to obtain sufficient supplies of sole- or limited-source components; user demand for network and Internet access services; balancing of network usage over a 24-hour period; the ability to manage potential growth and expansion; the ability to identify, acquire and integrate successfully suitable acquisition candidates; and charges related to acquisitions. In response to competitive pressures, the Company may take certain pricing or marketing actions that could have a material adverse affect on the Company's business. As a result, variations in the timing and amounts of revenues could have a material adverse affect on the Company's quarterly operating results. Due to the foregoing factors, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and that such comparisons cannot be relied upon as indicators of future performance. In the event that the Company's operating results in any future period fall below the expectations of securities analysts and investors, the trading price of the Company's common stock would likely decline.

Results of Operations

 Year Ended December 31, 1998 Compared to Year Ended December 31, 1997.

   Revenue. Revenue totaled approximately $82.8 million for the year ended December 31, 1998, a $37.3 million increase over revenue of approximately $45.5 million for the year ended December 31, 1997. This increase reflects growth in revenue from:

  .  the Company's broadened product offerings to its enterprise customers;

  .  the Company's marketing arrangements with its strategic partners;

  .  continued growth in revenue derived from Internet access customers;

  . revenue generated from network, colocation and Web hosting services provided by the Company's wholly-owned subsidiary, InterNex, which was acquired in February 1998; and

  . revenues from DeltaNet and AnaServe which were acquired in May and August 1998, respectively.

   The Company expects revenue growth from Internet access customers to flatten over time as it de-emphasizes this sector of its business. Revenue from WebTV declined to 26.8% of the Company's net revenue for the year ended December 31, 1998 compared to 33.4% for the year ended December 31, 1997. The Company expects revenue from WebTV to decrease as a percentage of revenue. The foregoing expectation is a forward looking statement that involves risks and uncertainties and the actual results could vary materially as a result of a number of factors including those set forth under the caption "Factors Affecting Operating Results--The Loss of Any of Our Major Customers Could Severely Impact Our Business."

   Cost of Revenue. Cost of revenue consists primarily of personnel costs to maintain and operate the Company's network, access charges from local exchange carriers, backbone and Internet access costs, depreciation of network equipment and amortization of related assets. Cost of revenue for the year ended December 31, 1998 was approximately $85.4 million, an increase of $24.0 million from cost of revenue of $61.4 million for the year ended December 31, 1997. This increase is attributable to the overall growth in the size of the network and costs associated with acquired operations. As a percentage of revenue, such costs declined to 103.1% of revenue in the year ended December 31, 1998, down from 135.2% of revenue in the prior year, due to increased network utilization associated with the Company's revenue growth and lower per port costs of the Company's network architecture. The Company expects its cost of revenue to continue to increase in dollar amount, while declining as a percentage of revenue as the Company expands its customer base. The foregoing expectation is a forward looking statement that involves risks and uncertainties and the actual results could vary materially as a result of a number of factors, including those set forth under the captions "Factors Affecting Operating Results--We Have a Limited Operating History and Expect Continuing Operating Losses," "Factors Affecting Operating Results--Our Growth and Expansion May Strain Our Resources" and "Factors Affecting Operating Results--We Depend Upon New and Uncertain Markets."

   Development Expense. Development expense consists primarily of personnel and equipment related expenses associated with the development of products and services of the Company. Development expense was approximately $7.7 million and $4.9 million for the years ended December 31, 1998 and 1997, respectively. This higher level of development expense reflects an overall increase in personnel to develop new product offerings, to manage the overall growth in the network and from acquired operations. Development expense as a percentage of revenue declined to 9.3% for the year ended December 31, 1998 from 10.7% for the year ended December 31, 1997 as a result of the Company's increased revenue. The Company expects its development spending to continue to increase in dollar amount, but to decline as a percentage of revenue. The foregoing expectation is a forward looking statement that involves risks and uncertainties and the actual results could vary materially as a result of a number of factors, including those set forth below under the captions "Factors Affecting Operating Results--We Have a Limited Operating History and Expect Continuing Operating Losses" and "Factors Affecting Operating Results--We Depend Upon New and Enhanced Services."

   Marketing and Sales Expense. Marketing and sales expense consists primarily of personnel expenses, including salary and commissions, costs of marketing programs and the cost of 800 number circuits utilized by the Company for customer support functions. Marketing and sales expense was approximately $39.8 million for the year ended December 31, 1998 and $24.6 million for the year ended December 31, 1997. The $15.2 million increase in 1998 reflects a substantial investment in the customer support, marketing and sales organizations necessary to support the Company's expanded customer base. This increase also reflects a growth in subscriber acquisition costs, related to both increased direct marketing efforts as well as commissions paid to distribution partners. Marketing and sales expense as a percentage of revenue declined to 48.1% for the year ended December 31, 1998 from 54.2% in the year earlier period as a result of the Company's increased revenue. The Company expects marketing and sales expenditures to continue to increase in dollar amount, but to decline as a percentage of revenue. The foregoing expectation is a forward looking statement that involves risks and uncertainties and the actual results could vary materially as a result of a number of factors including those set forth under the captions "Factors Affecting Operating Results--We Depend on New and Uncertain Markets" and "Factors Affecting Operating Results--Our Growth and Expansion May Strain Our Resources."

   General and Administrative Expense. General and administrative expense consists primarily of personnel expense and professional fees. General and administrative expense was approximately $10.4 million for the year ended December 31, 1998 and $4.8 million for the year ended December 31, 1997. This higher level of expense reflects an increase in personnel and professional fees necessary to manage the financial, legal and administrative aspects of the business. General and administrative expense as a percentage of revenue increased to 12.6% for the year ended December 31, 1998 from 10.5% in the prior year as a result of the Company's increased facilities costs and expenses related to updating the Company's information systems. The Company expects general and administrative expense to increase in dollar amount, reflecting its growth in operations, but to decline as a percentage of revenue. The foregoing expectation is a forward looking statement that involves risks and uncertainties and the actual results could vary materially as a result of a number of factors including those set forth under the captions "Factors Affecting Operating Results--We Depend on New and Uncertain Markets" and "Factors Affecting Operating Results--Our Growth and Expansion May Strain Our Resources."

   Amortization of Goodwill and Other Intangible Assets. For the year ended December 31, 1998, the Company recorded amortization of goodwill and other intangible assets of $3.8 million resulting from the acquisition of InterNex in February 1998 and AnaServe in August 1998.

   Acquisition-Related Charges. For the year ended December 31, 1998 the Company charged to operations one-time acquisition costs of $1.3 million related to the DeltaNet acquisition. Those costs principally related to professional fees, reserves for redundant assets and facilities and employee severance packages.

   Write-off of In-Process Technology. For the year ended December 31, 1998, the Company wrote-off $5.2 million of in-process technology related to the acquisition of InterNex. This acquisition provided technology and expertise that the Company is using to enhance and expand the breadth of its product and service offerings to its customers.

   Other Income (Expense). During the year ended December 31, 1998, the Company recorded $750,000 of other expense in connection with the settlement of certain litigation with the shareholders of Diana Corporation. During the year ended December 31, 1997, upon settlement of the Sattel litigation, the Company recorded $970,000 of other income related to the reversal of previously established reserves. Additionally, the Company recorded $425,000 of other income related to the re-negotiation of a third party services agreement.

   Net Interest Expense. Net interest expense was approximately $13.6 million and $6.6 million for the years ended December 31, 1998 and 1997, respectively. The increase is primarily due to interest related to $150.0 million principal amount of 12 3/4% Senior Notes issued in December 1997.

   Extraordinary Gain. For the year ended December 31, 1998, the Company realized an extraordinary gain of $3.0 million related to the early retirement of debt in the form of capital lease obligations.

   Preferred Stock Dividends and Accretions. For the year ended December 31, 1998, the Company recorded dividend and stock accretion of $12.0 million related to the preferred stock issued in June 1998.

   Net Loss Attributable to Common Stockholders. The Company's net loss attributable to common stockholders increased to approximately $94.1 million for the year ended December 31, 1998 as compared to approximately $55.6 million for the year ended December 31, 1997. For comparative purposes, the net loss attributable to common stockholders for the year ended December 31, 1998 included expenses related to financing and acquisition charges of $1.3 million resulting from the acquisition of DeltaNet, $12.0 million of dividends and accretion related to the preferred stock issued in June 1998, $19.9 million of interest expense and amortization of debt issuance costs related to the 12 3/4% Senior Notes and warrants, $5.2 million write-off of in-process technology and $3.8 million of amortization of goodwill and other intangibles relating to the acquisitions of InterNex and AnaServe. These losses were partially offset by an extraordinary gain of $3.0 million on early retirement of debt.

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

   Cost of Revenue. Cost of revenue for the year ended December 31, 1997 totaled approximately $61.4 million compared with $47.9 million for the year ended December 31, 1996. This increase is attributable to the overall growth in the size of the network. As a percentage of revenue, costs declined to 135.2% of revenue in the year ended December 31, 1997 from 306.4% of revenue in the prior year due to increased network utilization associated with the Company's revenue growth and lower per port costs of the Company's SuperPOP network architecture deployed in the second half of 1996.

   Development Expense. Development expense for the years ended December 31, 1997 and 1996 was approximately $4.9 million and $2.4 million, respectively. This higher level of development expense reflects an overall increase in personnel to develop new product offerings and to manage the overall growth in the network. As a percent of revenue, development expense declined to 10.7% for the year ended December 31, 1997 from 15.7% for the year ended December 31, 1996, as a result of the Company's increased revenue.

   Marketing and Sales Expense. For the years ended December 31, 1997 and 1996, marketing and sales expense was approximately $24.6 million and $16.6 million, respectively. The $8.0 million increase in 1997 reflects a substantial investment in the customer support, marketing and sales organizations necessary to support the Company's expanded customer base. This increase also reflects a growth in subscriber acquisition costs, related to both increased direct marketing efforts as well as commissions paid to distribution partners. Additionally, the increase reflects the ramp-up of marketing efforts related to the introduction of enterprise products and services. Marketing and sales expense as a percentage of revenue declined to 54.2% for the year ended December 31, 1997 from 106.1% in the year earlier period as a result of the Company's increased revenue.

   General and Administrative Expense. For the years ended December 31, 1997 and 1996, general and administrative expenses were approximately $4.8 million and $3.4 million, respectively. This higher level of expense reflects an increase in personnel and professional fees necessary to manage the financial, legal and administrative aspects of the business. For the year ended December 31, 1997, general and administrative expense declined to 10.5% from 22.0% for the year ended December 31, 1996 as a result of the Company's increased revenue.

   Other Income (Expense). During the year ended December 31, 1997, upon settlement of the Sattel litigation, the Company recorded $970,000 of other income related to the reversal of previously established reserves. Additionally, the Company recorded $425,000 of other income related to the re-negotiation of a third party services agreement. The Company recorded no other income or expense during the year ended December 31, 1996.

   Net Interest Expense. Net interest expense was approximately $6.6 million and $3.3 million for the years ended December 31, 1997 and 1996, respectively. The increase for the year ended December 31, 1997 was primarily due to a cost of financing charge of $930,000 associated with the value of warrants issued in connection with $5.0 million of bridge loans received in June 1997 and $744,000 associated with the issuance of the 12 3/4% Senior Notes. Additionally, the principal amount of capitalized lease obligations increased $7.0 million from December 31, 1996 to December 31, 1997. The year ended December 31, 1996 included approximately $330,000 associated with the value of warrants issued in connection with bridge loan financing.

   Net Loss. For the year ended December 31, 1997 the net loss totaled $55.6 million as compared to $66.4 million for the year ended December 31, 1996.

Liquidity and Capital Resources

   To date, the Company has satisfied its cash requirements primarily through capitalized lease financings, the sale of capital stock and debt financings. The Company's principal uses of cash are to fund working capital requirements and capital expenditures, to service its capital lease and debt financing obligations, to finance and fund acquisitions and to provide for the early retirement of debt. Net cash used in operating activities for the years ended December 31, 1998 and 1997 was approximately $46.6 million and $45.9 million, respectively. Included in the amount for the year ended December 31, 1997 is $4.4 million of cash paid in settlement of a dispute with an equipment provider. Cash used in operating activities in both periods was primarily affected by the net losses, caused by increased costs related to the expansion of the Company's network and organizational infrastructure.

   Net cash used in investing activities for the years ended December 31, 1998 and 1997 was approximately $101.9 million and $6.5 million, respectively. Net cash used in investing activities for the year ended December 31, 1998 consisted primarily of $52.2 million used to purchase short term investments, $23.5 million used for purchases of capital equipment to support the Company's expanded network infrastructure and $25.1 million of cash used to acquire InterNex and AnaServe. For the year ended December 31, 1997, net cash used in investing activities was primarily for purchases of capital equipment.

   For the year ended December 31, 1998, net cash of $127.6 million was provided from financing activities, reflecting $144.1 million of net proceeds from the issuance of preferred stock in June 1998 less $24.8 million used for the early retirement of capital lease obligations, $10.2 million used for repayment of other capital lease obligations and restricted cash of $16.3 million used to pay interest on the 12 3/4% Senior Notes. For the year ended December 31, 1997 net cash of approximately $154.7 million was generated from financing activities, of which $74.0 million, net of issuance costs, was derived from the issuance of stocks and warrants and $145.0 million, net of issuance costs, was derived from the issuances of the 12 3/4% Senior Notes, net of $52.5 million investment in U.S. Government treasury strips held as restricted cash. The Company also received $5.0 million in debt financing in June 1997, of which $2.0 million was repaid and $3.0 million was converted into common stock, respectively, upon closing of the Company's initial public offering in August 1997. Concurrent with the closing of the initial public offering, the Company repurchased $2.2 million of common stock from certain stockholders. The remainder of financing activities for the year ended December 31, 1997 is comprised of $11.6 million used for repayment of capital lease obligations. The net cash decrease for the year ended December 31, 1998 was $21.0 million as compared to a net cash increase for the year ended December 31, 1997 of $102.3 million.

   At December 31, 1998, the Company had cash and cash equivalents of approximately $99.0 million, short term investments of $52.2 million, restricted cash of $36.2 million and working capital of $144.5 million. The Company expects to incur additional operating losses and will rely primarily on its available cash resources, the net proceeds from the issuance of the common stock and financing available under a network equipment lease agreement (that currently has no maximum borrowing limit) to meet its anticipated cash needs for working capital and for the acquisition of capital equipment through at least the end of 1999. However, we cannot assure you that the Company will not require additional financing within this time frame. The Company's forecast of the period of time through which its financial resources will be adequate to support its operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially as a result of a number of factors, including those set forth on under the caption "Factors Affecting Operating Results--We May Need Additional Capital in the Future and Such Additional Financing May Not Be Available." The Company may be required to raise additional funds through public or private financing, strategic relationships or other arrangements. We cannot assure you that such additional funding, if needed, will be available on terms attractive to the Company, or at all.

   In January 1999, the Company used approximately $10.0 million in cash to purchase 555,556 shares of Covad's common stock. The investment was made as part of a broader strategic relationship with Covad. The shares of common stock were purchased at Covad's initial public offering price of $18.00 per share. Additionally, SBC has agreed to purchase approximately $19.5 million of common stock from the Company. This investment by SBC is expected to close in early February 1999.

   In January 1999, the Company filed a registration statement with the Securities and Exchange Commission for a proposed public offering of up to 2,875,000 shares of common stock. The proceeds of the offering will be used for general corporate purposes.

Disclosures About Market Risk

   The following discusses the Company's exposure to market risk related to changes in interest rates, equity prices and foreign currency exchange rates. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors including those set forth under the captions "Factors Affecting Operating Results--We Have Incurred Substantial Indebtedness and May Not Be Able to Service Our Debt" and "Factors Affecting Operating Results--We May Need Additional Capital in the Future and Such Additional Financing May Not Be Available."

 Interest Rate Sensitivity.

   Short-Term Investments Owned By the Company. As of December 31, 1998, the Company had short term investments of $52.2 million. These short-term investments consist of highly liquid investments with original maturities at the date of purchase of between three and twelve months. These investments are subject to interest rate risk and will fall in value if market interest rates increase. A hypothetical increase in market interest rates by 10 percent from levels at December 31, 1998 would cause the fair value of these short-term investments to decline by an immaterial amount. The Company has the ability to hold these investments until maturity, and therefore the Company would not expect the value of these investments to be affected to any significant degree by the effect of a sudden change in market interest rates. Declines in interest rates over time will, however, reduce the Company's interest income.

   Outstanding Debt of the Company. As of December 31, 1998, the Company had outstanding long term debt of approximately $150.0 million at a fixed interest rate of 12 3/4% and $150.0 million of preferred stock outstanding with a dividend rate of 13 1/2%. In certain circumstances, the Company may redeem this preferred stock or exchange long-term debt for this preferred stock. Because the interest and dividend rates on these instruments are fixed, a hypothetical 10 percent decrease in interest rates would not have a material impact on the Company. Increases in interest rates could, however, increase the interest expense associated with future borrowings by the Company, if any. The Company does not hedge against interest rate increases.

 Equity Price Risk.

   The Company owns 555,556 shares of the common stock of Covad. The Company purchased these shares at the time of Covad's initial public offering in January 1999 at a price of $18.00 per share. On January 25,

1999, the closing price of Covad's common stock was $51.88 per share. The Company values this investment using the lower of cost or market method, and thus continues to value this investment at its cost of $10.0 million. If the price of Covad common stock were to decline below $18.00 per share and such decline was considered to be other than temporary, the Company would be required to write-down the value of this investment. The Company is generally restricted from selling these shares for at least one year from the date of their purchase. The Company does not hedge against equity price changes.

 Foreign Currency Exchange Rate Risk.

   All of the Company's revenues are realized in dollars and substantially all of the Company's revenues are from customers in the United States. Therefore, the Company does not believe it has any significant direct foreign currency exchange rate risk. The Company does not hedge against foreign currency exchange rate changes.

Impact of The Year 2000 Issue

   The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. As a result, date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of normal business activities. The Company is currently in the process of reviewing its products and services, as well as its internal management information systems in order to identify and modify those products, services and systems that are not year 2000 compliant.

   Based on the Company's assessment to date, the Company has determined that its internally developed software, including much of its operational, financial and management information systems software is year 2000 compliant. The Company's operational, financial and management information systems software which have not been internally developed have been certified as year 2000 compliant by the third party vendors who have supplied the software. The equipment and software that runs the Company's data centers are supplied by Microsoft, Nortel/Bay Networks and Sun Microsystems. The Company has implemented software patches supplied by Microsoft so that the Microsoft software in these data centers no longer contains any material year 2000 deficiencies. The Company implemented similar patches for the software supplied by Sun Microsystems at the end of 1998 and expects to replace the Bay Networks equipment and software by the end of March 1999 with versions which do not contain any material year 2000 deficiencies. The Company expects such modifications will be made on a timely basis and does not believe that the cost of such modifications will have a material effect on the Company's operating results. Additionally, the Company is continuing to assess the year 2000 compliance of its products and services. To date, most newly introduced products and services of the Company do not contain material year 2000 deficiencies, however some of the Company's customers are running earlier product versions that are not year 2000 compliant. The Company has been encouraging such customers to migrate to current product versions. The Company estimates that the capital and other costs associated with the upgrade and conversion of its existing products, services and systems relating to the year 2000 issue will not be material. The Company does not separately track internal costs incurred to assess and remedy deficiencies related to the year 2000 problem, however, such costs are principally the payroll costs for its information systems group. The Company does not have and is not developing a contingency plan in the event its systems fail as a result of year 2000 related problems.

   The Company's products, services and systems operate in complex network environments and directly and indirectly interact with a number of other hardware and software systems. The Company faces risks to the extent that suppliers of products, services and systems purchased by the Company and others with whom the Company transacts business on a worldwide basis, including those which form significant portions of the Company's network and may be sole- or limited-source suppliers, do not have business systems or products that comply with year 2000 requirements. The Company has not received significant assurances from its suppliers that their networks are year 2000 compliant. If these networks fail, the Company's business will be significantly impacted.

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

 We Have a Limited Operating History and Expect Continuing Operating Losses.

   We were incorporated in 1991, commenced network operations in 1994 and completed initial deployment of our current network architecture and use of an advanced ATM backbone network in late 1996. Accordingly, we have a limited operating history upon which an evaluation of our prospects can be based. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in new and rapidly evolving markets. To address these risks, we must, among other things:

    .  respond to competitive developments;

    .  continue to attract, retain and motivate qualified personnel; and

    . continue to upgrade our technologies and commercialize network services incorporating such technologies.

   We cannot assure you that we will be successful in addressing the risks we face. The failure to do so could have a material adverse effect on our business, financial condition and results of operations.

   We have incurred net losses and experienced negative cash flow from operations since inception. We expect to continue to operate at a net loss and experience negative cash flow at least through 1999. Our ability to achieve profitability and positive cash flow from operations is dependent upon our ability to substantially grow our revenue base and achieve other operating efficiencies. We experienced net losses attributable to common stockholders of approximately $66.4 million for the year ended December 31, 1996, $55.6 million for the year ended December 31, 1997 and $94.1 million for the year ended December 31, 1998. At December 31, 1998, we had an accumulated deficit of approximately $246.1 million. We cannot assure you that we will be able to achieve or sustain revenue growth, profitability or positive cash flow on either a quarterly or an annual basis.

   Our estimates of the periods of time in which we expect to continue to operate at a net loss, experience negative cash flow and not generate taxable income are forward-looking statements that involve risks and uncertainties. Actual results could vary materially as a result of a number of factors, including those set forth in this Factors Affecting Operating Results section.

 Our Operating Results Fluctuate and Could Decline.

   Our operating results have fluctuated in the past and may fluctuate significantly in the future. Our operating results fluctuate due to a variety of factors, including the following:

    . timely deployment and expansion of our network and new network architectures;

    .  the incurrence of capital costs related to network expansion;

    . variability and length of the sales cycle associated with our product and service offerings;

    . the receipt of new value-added network services and consumer services subscriptions;

    .  the introduction of new services by us and our competitors;

    .  the pricing and mix of services offered by us;

    .  our customer retention rate;

    .  market acceptance of new and enhanced versions of our services;

    .  changes in pricing policies by our competitors;

    . our ability to obtain sufficient supplies of sole- or limited-source components;

    .  user demand for network and Internet access services;

    .  balancing of network usage over a 24-hour period;

    .  the ability to manage potential growth and expansion;

    . the ability to identify, acquire and successfully integrate suitable acquisition candidates; and

    .  charges related to acquisitions.

   Variations in the timing and amounts of revenues due to these actions could have a material adverse effect on our quarterly operating results. Due to the foregoing factors, we believe that period-to-period comparisons of our operating results are not necessarily meaningful. Such comparisons cannot be relied upon as indicators of future performance. If our operating results in any future period fall below the expectations of securities analysts and investors, the market price of our securities would likely decline.

 The Loss of Any of Our Major Customers Could Severely Impact Our Business.

   We currently derive a substantial portion of our total revenue from WebTV. Revenue from WebTV accounted for 10.1% of our revenue for the year ended December 31, 1996, 33.4% of our revenue for the year ended December 31, 1997 and 26.8% of our revenue for the year ended December 31, 1998.

   WebTV may terminate our current agreement at will after October 31, 2000. While we expect revenue from WebTV to decrease as a percentage of revenue in future periods, we believe that revenue derived from a limited number of customers may continue to represent a significant portion of our revenue. As a result, the loss of one or more of our major customers could have a material adverse effect on our business, financial condition and results of operations. In addition, we cannot assure you that revenue from customers that have accounted for significant revenue in past periods, individually or as a group, will continue, or will reach or exceed historical levels in any future period.

 Our Growth and Expansion May Strain Our Resources.

   Our business and service offerings have grown rapidly since our inception. The growth and expansion of our business and our service offerings have placed, and are expected to continue to place, a significant strain on our management, operational and financial resources. In addition, we recently expanded and upgraded our network to use an ATM backbone. We plan to continue to substantially expand our network in 1999 and future periods. To manage our growth, we must, among other things:

    . continue to implement and improve our operational, financial and management information systems, including our billing, accounts receivable and payable tracking, fixed assets and other financial management systems;

    .  hire, train and retain qualified personnel; and

    .  continue to expand and upgrade our network infrastructure.

   We are currently in the process of replacing and updating our operational, financial and management information systems. The systems being replaced and updated include our billing, provisioning and other financial management systems. We began to replace our information systems facilities in the fourth quarter of 1998 and these efforts will continue throughout 1999. We also consolidated our Silicon Valley operations in a new, larger facility in the fourth quarter of 1998 and will transfer our remaining Silicon Valley data centers to this facility during the first two quarters of 1999. Management of the transition of our information systems and of the personnel and operational equipment to the new facility is expected to place additional strain on our resources. We cannot assure you that this transition will be completed successfully or on a timely basis.

   We cannot assure you that we will be able to expand our network or add services at the rate or according to the schedule presently planned by us. We had 96 employees and 47 independent contractors as of December 31, 1996, and have grown to 508 employees and 61 independent contractors as of December 31, 1998. We cannot assure you that we will be able to effectively manage this growth in personnel. Additionally, we cannot assure you that we will be able to hire, train and retain sufficient numbers of qualified personnel to meet our requirements.

   Our expanding customer base demands the rapid growth of our network infrastructure and technical support resources. We may in the future experience difficulties meeting the demand for our access services and technical support. We cannot assure you that our technical support or other resources will be sufficient to facilitate our growth. We are striving to increase total network utilization and to optimize this utilization by targeting both business and consumer users to balance the network's usage throughout a 24-hour period. There will be additional demands on our customer support, sales and marketing resources as we pursue this utilization strategy. If we fail to manage our growth effectively, our business, financial condition and results of operations could be materially adversely affected.

 Our Acquisition Strategy Poses Several Risks.

   We have completed three acquisitions to date and may seek to acquire additional assets, technologies and businesses complementary to our operations. The completed acquisitions are and any subsequent acquisitions would be accompanied by the risks commonly encountered in such transactions. Such risks include, among other things:

    . difficulties integrating the operations and personnel of acquired companies;

    . the additional financial resources that may be needed to fund the operations of acquired companies;

    .  the potential disruption of our business;

    . our management's ability to maximize our financial and strategic position by the incorporation of acquired technology or businesses into our service offerings;

    . the difficulty of maintaining uniform standards, controls, procedures and policies;

    .  the potential loss of key employees of acquired companies;

    . the impairment of relationships with employees and customers as a result of changes in management; and

    .  the incurrence of significant expenses in consummating acquisitions.

   Any of the above risks could prevent us from realizing significant benefits from our acquisitions. In addition, the issuance of our common stock in acquisitions will dilute our stockholder interests in our company, while the use of cash will deplete our cash reserves. Finally, if we are unable to account for our acquisitions under the "pooling of interests" method of accounting, we may incur significant, one-time write-offs and amortization charges. These write-offs and charges could decrease our future earnings or increase our future losses.

 Our Future Success Depends Upon Third-Party Distribution and Engineering Relationships.

   An important element of our strategy is to develop relationships with leading companies to enhance our distribution and engineering efforts. We have agreements with Netscape and Microsoft pursuant to which we distribute and modify their browsers. Our customization of browsers is an integral part of our current tailored VPN offerings. The Netscape agreement may be terminated at any time upon 60 days notice and the Microsoft agreement expires in March 1999. We are currently discussing with Microsoft an extension of the term of our agreement, but we cannot assure you that these discussions will be successful. We have an agreement with Intuit for the development, operation and maintenance of a VPN that is the integrated access, dial-up network and infrastructure used by purchasers of Quicken, Turbo Tax and other Intuit software products. Intuit customers use this VPN to access the Quicken Financial Network Website and the Internet. The Intuit contract may be terminated at the election of Intuit upon six months prior notice of an election to terminate. We have also recently entered into strategic agreements with SBC and Teligent for the delivery of private-labeled services to their customers. We rely on these relationships for the acquisition of enterprise and consumer customers. Our inability to capitalize on these agreements, the termination of or failure to renew any of these agreements or our inability to enter into similar relationships with others could have a material adverse effect on our business, financial condition and results of operation.

   We have an outsourcing agreement with Williams Technology Solutions, a subsidiary of Williams Communications Group, Inc., that enables us to use Williams employees for the operational support of our network. Our use of Williams employees and Williams engineering expertise was integral to the development of our network and continue to be integral to the ongoing operation of our network operations center. Pursuant to the agreement with Williams, all of the Williams employees currently working for us will become our employees when the agreement terminates in December 2000. Termination of any of these agreements or our failure to renew any of the agreements upon termination on terms acceptable to us could have a material adverse effect on our business, financial condition and results of operations.

 We Depend Upon New and Uncertain Markets.

   We offer tailored, value-added network services for enterprises and consumers, including Internet access. These markets are in the early stages of development. It is difficult to predict the rate at which the market will grow, if at all, because these markets are relatively new and current and future competitors are likely to introduce competing services or products. New or increased competition may result in market saturation. Certain critical issues concerning commercial use of tailored, value-added services and Internet services, remain unresolved and may impact the growth of such services. These issues include, among others, security, reliability, ease and cost of access, and quality of service. Our business, financial condition and results of operations would be materially adversely affected if the markets for our services, including Internet access:

    .  fail to grow;

    .  grow more slowly than anticipated; or

    .  become saturated with competitors.

 We Depend Upon New and Enhanced Services.

   We have recently introduced new enterprise service offerings, including the introduction of value-added, IP-based communication services to enterprises and a new line of DSL services in limited areas. The failure of these services to gain market acceptance in a timely manner or at all, or the failure of the DSL service in particular, to achieve significant market coverage could have a material adverse effect on our business, financial condition and results of operations. If we introduce new or enhanced services with reliability, quality or compatibility problems, then market acceptance of such services could be significantly delayed or hindered. Such problems or delays could adversely affect our ability to attract new customers and subscribers.

 Our New or Enhanced Services May Have Errors or Defects.

   Our services may contain undetected errors or defects when new services or enhancements are first introduced. We cannot assure you that, despite testing by us or our customers, errors will not be found in new services or enhancements after commencement of commercial deployment. Such errors could result in:

    .  additional development costs;

    .  loss of, or delays in, market acceptance;

    . diversion of technical and other resources from our other development efforts; and

    .  the loss of customers and subscribers.

   Any of these consequences could have a material adverse effect on our business, financial condition and results of operations.

 We Need to Balance Network Use to Provide Quality Service.

   If we do not achieve balanced network utilization over a 24-hour period, our network could become overburdened at certain periods during the day, which could adversely affect our quality of service. Conversely, due to the high fixed cost nature of our infrastructure, under-utilization of our network during certain periods of the day could adversely affect our ability to provide cost-efficient services at other times. Any failure to achieve balanced network utilization could have a material adverse effect on our business, financial condition and results of operations.

 We Depend Upon Our Suppliers and Have Sole- and Limited-Sources of Supply for Certain Products and Services.

   We rely on other companies to supply certain key components of our network infrastructure. These components include critical telecommunications services and networking equipment, which, in the quantities and quality demanded by us, are available only from sole- or limited-sources. AT&T Corp., MCI WorldCom, Inc., PacWest Telecomm, Inc. and Williams are our primary providers of data communications facilities and capacity. AT&T is currently the sole provider of the frame relay backbone of our network. MCI WorldCom and Williams are currently the providers of the ATM backbone of our network. We are also dependent upon LECs to provide telecommunications services to us and our customers. We experience delays from time to time in receiving telecommunications services from these suppliers. We cannot assure you that we will be able to obtain such services on the scale and within the time frames required by us at an affordable cost, or at all. Any failure to obtain such services on a sufficient scale, on a timely basis or at an affordable cost would have a material adverse effect on our business, financial condition and results of operations.

   We purchase our Nortel/Bay, Cisco Systems, Netopia, Lucent Technologies, Sun Microsystems and other vendor equipment either directly from the manufacturer or via systems integrators including Milgo Solutions, Inc. and Williams. Some of these vendors are sole-source suppliers. We purchase these components pursuant to purchase orders placed from time to time with our suppliers. We do not carry significant inventories of these components and have no guaranteed supply arrangements for such components. Our suppliers also sell products to our competitors and may in the future themselves become our competitors. We cannot assure you that our suppliers will not enter into exclusive arrangements with our competitors or stop selling their products or components to us at commercially reasonable prices, or at all.

   The expansion of our network infrastructure is placing, and will continue to place, a significant demand on our suppliers. Some of these suppliers have limited resources and production capacity. In addition, some of our suppliers rely on sole-or limited-sources of supply for components included in their products. Failure of our suppliers to meet increasing demand may prevent them from continuing to supply components and products in the quantities and quality and at the times required by us, or at all. Our inability to obtain sufficient quantities of sole- or limited-source components or to develop alternative sources, if required, could result in delays and increased costs in expanding, and overburdening of, our network infrastructure. Any such delay, increased costs or overburdening would have a material adverse effect on our business, financial condition and results of operations.

   We also depend on our suppliers' ability to provide necessary products and components that comply with various Internet and telecommunications standards. These products and components must also interoperate with products and components from other vendors. Any failure of our suppliers to provide products or components that comply with Internet standards or that interoperate with other products or components used by us in our network infrastructure could have a material adverse effect on our business, financial condition and results of operations.

   Some of our suppliers, including the RBOCs and other LECs, currently are subject to tariff controls and other price constraints that in the future may be changed. In addition, regulatory proposals are pending that may affect what the RBOCs and other LECs charge us. Any such regulatory changes could result in increased prices of products and services, which could have a material adverse effect on our business, financial condition and results of operations.

 We Depend Upon Our Network Infrastructure.

   Our success depends upon the capacity, reliability and security of our network infrastructure. We currently derive a significant portion of our revenue from customer subscriptions. We expect that a substantial portion of our future revenue will be derived from the provision of tailored, value-added network services to our enterprise customers. We must continue to expand and adapt our network infrastructure as the number of users and the amount of information they wish to transfer increase and as customer requirements change. We currently project our network utilization will require rapid expansion of the network capacity to avoid capacity constraints that would adversely affect system performance. The expansion and adaptation of our network infrastructure will require substantial financial, operational and management resources in 1999 and future periods. We cannot assure you that we will be able to expand or adapt our network infrastructure to meet additional demand or our customers' changing requirements on a timely basis, at a commercially reasonable cost, or at all. In addition, if demand for network usage were to increase faster than projected or were to exceed our current forecasts, the network could experience capacity constraints, which would adversely affect the performance of the system. Our business, financial condition and results of operations could be materially adversely affected if, for any reason, we fail to:

    .  expand our network infrastructure on a timely basis;

    . adapt our network infrastructure to changing customer requirements or evolving industry trends; or

    . alleviate capacity constraints experienced by our network infrastructure.

   Currently, we have transit agreements with MCI WorldCom, Sprint and UUNet and we have peering agreements with America Online, PSINet and other network providers to support the exchange of traffic between our network and the Internet. We also have public peering arrangements with multiple smaller Internet service providers. These public peering arrangements also support the exchange of traffic between our network and the Internet. The failure of the networks with which we have public peering, private peering or private transit, or the failure of any of our data centers, or any other link in the delivery chain, or any inability to successfully integrate new network resources into our existing infrastructure, and resulting interruption of our operations would have a material adverse effect on our business, financial condition and results of operations.

 Our Market Is Extremely Competitive.

   The market for tailored value-added network services is extremely competitive. There are no substantial barriers to entry in this market, and we expect that competition will intensify in the future. We believe that our ability to compete successfully depends upon a number of factors, including:

    .  market presence;

    . the capacity, reliability, low latency and security of our network infrastructure;

    . technical expertise and functionality, performance and quality of services;

    .  customization;

    .  ease of access to and navigation of the Internet;

    .  the pricing policies of our competitors and suppliers;

    .  the variety of services;

    . the timing of introductions of new services by us and our competitors;

    .  customer support;

    .  our ability to support industry standards; and

    .  industry and general economic trends.

   Our competitors generally may be divided into four groups: telecommunications companies, online service providers, Internet service providers and Web hosting providers. Many of our competitors have greater market presence, engineering and marketing capabilities, and financial, technological and personnel resources than those available to us. As a result, they may be able to develop and expand their communications and network infrastructures more quickly, adapt more swiftly to new or emerging technologies and changes in customer requirements, take advantage of acquisition and other opportunities more readily, and devote greater resources to the marketing and sale of their products and services than we can. In addition to the competitors discussed above, various organizations have entered into or are forming joint ventures or consortiums to provide services similar to those of our company.

   We believe that new competitors will enter the value-added network services market. Such new competitors could include large computer hardware, software, media and other technology and telecommunications companies. Certain telecommunications companies and online services providers are currently offering or have announced plans to offer Internet or online services or to expand their network services. Certain companies, including America Online, BBN, PSINet and Verio, have also obtained or expanded their Internet access products and services as a result of acquisitions. Such acquisitions may permit our competitors to devote greater resources to the development and marketing of new competitive products and services and the marketing of existing competitive products and services. In addition, the ability of some of our competitors to bundle other services and products with virtual private network services or Internet access services could place us at a competitive disadvantage. Certain companies are also exploring the possibility of providing or are currently providing high-speed data services using alternative delivery methods such as over the cable television infrastructure, through direct broadcast satellites and over wireless cable.

   As a result of increased competition and vertical and horizontal integration in the industry, we could encounter significant pricing pressure. This pricing pressure could result in significant reductions in the average selling price of our services. For example, telecommunications companies that compete with us may be able to provide customers with reduced communications costs in connection with their Internet access services or private network services, reducing the overall cost of their solutions and significantly increasing price pressures on us. We cannot assure you that we will be able to offset the effects of any such price reductions with an increase in the number of our customers, higher revenue from enhanced services, cost reductions or otherwise. In addition, we believe that the Internet access and online services businesses are likely to encounter consolidation in the near future. Consolidation could result in increased price and other competition in these industries and, potentially, the virtual private networks industry. Increased price or other competition could result in erosion of our market share and could have a material adverse effect on our business, financial condition and results of operations. We cannot assure you that we will have the financial resources, technical expertise or marketing and support capabilities to continue to compete successfully.

 We Must Keep Up With Rapid Technological Change and Evolving Industry
Standards.

   The markets for our services are characterized by rapidly changing technology, evolving industry standards, changes in customer needs, emerging competition and frequent new product and service introductions. Our future success will depend, in part, on our ability to:

    .  effectively use leading technologies;

    .  continue to develop our technical expertise;

    .  enhance our current networking services;

    .  develop new services that meet changing customer needs;

    .  advertise and market our services; and

    . influence and respond to emerging industry standards and other technological changes.

   All this must be accomplished in a timely and cost-effective manner. We cannot assure you that we will be successful in effectively using new technologies, developing new services or enhancing our existing services on a timely basis. We cannot assure you that such new technologies or enhancements will achieve market acceptance. Our pursuit of necessary technological advances may require substantial time and expense. We cannot assure you that we will succeed in adapting our network service business to alternate access devices and conduits as they emerge.

   We believe that our ability to compete successfully is also dependent upon the continued compatibility and interoperability of our services with products and architectures offered by various vendors. Although we intend to support emerging standards in the market for Internet access, we cannot assure you that industry standards will be established. If industry standards are established, we cannot assure you that we will be able to conform to these new standards in a timely fashion and maintain a competitive position in the market. Specifically, our services rely on the continued widespread commercial use of TCP/IP. Alternative open protocol and proprietary protocol standards have been or are being developed. If any of these alternative protocols become widely adopted, there may be a reduction in the use of TCP/IP, which could render our services obsolete and unmarketable. In addition, we cannot assure you that services or technologies developed by others will not render our services or technology uncompetitive or obsolete.

   An integral part of our strategy is to design our network to meet the requirements of emerging standards such as 56.6 Kbps modems and applications such as IP-based interactive video and voice conferencing communications. Our initial deployment of 56.6 Kbps modem technology was difficult for some of our customers, including WebTV, due to compatibility problems between the software and their modems. We had to remove the software from the network and modems to fix the problem. We are currently testing a modified version of the software and we expect to redeploy it into the network in the first quarter of 1999. However, we cannot assure you that we will successfully redeploy the software. If we fail, for technological or other reasons, to develop and introduce the
56.6 Kbps modem technology or other new or enhanced services that are compatible with industry standards and that satisfy customer requirements, then our business, financial condition and results of operations would be materially adversely affected. See "Business--The Concentric Network."

   We face the risk of fundamental changes in the way Internet access is delivered. Internet services are currently accessed primarily by computers connected by telephone lines. Several companies have announced the development and planned sale of cable television modems, wireless modems and satellite modems to provide Internet access. Cable television, satellite and wireless modems can transmit data at substantially faster speeds than the modems we and our subscribers currently use. In addition, wireless modems have the potential to reduce the cost of network services. As the Internet becomes accessible through these cable television, wireless and satellite modems and by screen-based telephones, televisions or other consumer electronic devices, or subscriber requirements change the way Internet access is provided, we will have to develop new technology or modify our existing technology to accommodate new developments such as:

    . Internet access through cable television, satellite and wireless modems;

    . Internet access through screen-based telephones, televisions or other consumer electronic devices; or

    . subscriber requirements that change the way Internet access is provided.

   Our pursuit of these technological advances may require substantial time and expense. We cannot assure you that we will succeed in adapting our Internet access business to alternate access devices and conduits.

 Our Network System Could Fail.

   Network expansion and growth in usage will place increased stress upon our network hardware and traffic management systems. Our network has been designed with redundant backbone circuits to allow traffic re-routing. We cannot assure you, however, that we will not experience failures relating to individual network POPs or even catastrophic failure of the entire network. Moreover, our operations are dependent upon our ability to protect our network infrastructure against damage from power loss, telecommunications failures and similar events. A significant portion of our computer equipment, including critical equipment dedicated to our Internet access services, is located at our facilities in Chicago, Illinois, and Cupertino, California. In addition, our modems and routers that serve large areas of the United States are located in these cities. Our network operations center, which manages the entire network, is in St. Louis, Missouri. Despite our precautions, a natural disaster, such as an earthquake, or other unanticipated problem at the network operations center, at one of our hubs (sites at which we have located routers, switches and other computer equipment that make up the backbone of our network infrastructure) or at a number of our POPs has from time to time in the past caused, and in the future could cause, interruptions in our services. In addition, our services could be interrupted if our telecommunications providers fail to provide the data communications capacity in the time frame required by us as a result of a natural disaster or for some other reason. Any damage or failure that causes interruptions in our operations could have a material adverse effect on our business, financial condition and results of operations.

 Our System May Experience Security Breaches.

   Despite the implementation of network security measures, the core of our network infrastructure is vulnerable to computer viruses, break-ins and similar disruptive problems caused by our customers or Internet users. Computer viruses, break-ins or other problems caused by third parties could lead to interruptions, delays or cessation in service to our customers and subscribers. Furthermore, inappropriate use of the network by third parties could also potentially jeopardize the security of confidential information stored in our computer systems and our customer's computer systems. We may face liability and may lose potential subscribers as a result. Although we intend to continue to implement industry-standard security measures, such measures occasionally have been circumvented in the past. We cannot assure you that our security enclosures will not be circumvented in the future. The costs and resources required to eliminate computer viruses and alleviate other security problems may result in interruptions, delays or cessation of service to our customers that could have a material adverse effect our business, financial condition and results of operations.

 We Depend Upon Key Personnel and May be Unable to Timely Hire and Retain Sufficient Numbers of Qualified Personnel.

   Our success depends to a significant degree upon the continued contributions of our executive management team, including Henry R. Nothhaft, the Company's Chairman, President and Chief Executive Officer, and John K. Peters, the Company's Executive Vice President and General Manager, Network Services Applications Division. The loss of the services of Mr. Nothhaft or Mr. Peters could have a material adverse effect on us. We do not have employment agreements with any of our senior officers, including Mr. Nothhaft or Mr. Peters. Nor do we carry key man life insurance on the life of any such persons. Our success will also depend upon the continued service of the other members of our senior management team and technical, marketing and sales personnel. Competition for qualified employees is intense. Our employees may voluntarily terminate their employment with us at any time. Our success also depends upon our ability to attract and retain additional highly qualified management, technical, sales and marketing and customer support personnel. Locating personnel with the combination of skills and attributes required to carry out our strategy is often a lengthy process. The loss of key personnel, or the inability to attract additional, qualified personnel, could have a material adverse effect upon our results of operations, development efforts and ability to complete the expansion of our network infrastructure. Any such event could have a material adverse effect on our business, financial condition and results of operations.

 We Have Incurred Substantial Indebtedness and May Not Be Able to Service Our Debt.

   We are and will continue to have a significant amount of outstanding indebtedness. We have significant debt service requirements as a result of this indebtedness. At December 31, 1998, our total debt (including current portion) was $163.0 million and stockholders' deficit was $56.9 million. Interest on such indebtedness totals approximately $19.1 million per year. We also issued 150,000 shares of preferred stock in June 1998. Dividends accrue on the preferred stock at the rate of 13 1/2% per year. At December 31, 1998, dividends and accretion on the preferred stock totaled approximately $12.0 million. Dividends and accretion will total approximately $23.0 million in 1999 and are expected to grow in each successive year. To date, we have chosen to pay such dividends in shares of preferred stock, rather than in cash. We must also redeem the preferred stock in 2010. As a result of these and other features, the preferred stock is substantially equivalent to debt. Our debt, including the preferred stock, has important consequences for our company and for you, including the following:

    . our ability to obtain additional financing in the future, whether for working capital, capital expenditures, acquisitions or other purposes, may be impaired;

    . a substantial portion of our cash flow from operations is dedicated to the payment of interest on our debt, which reduces the funds available to us for other purposes;

    . our flexibility in planning for or reacting to changes in market conditions may be limited; and

    . we may be more vulnerable in the event of a downturn in our business.

   Our ability to meet our debt service and preferred stock dividend obligations will depend on our future operating performance and financial results. This ability will be subject in part to factors beyond our control. Although we believe that our cash flow will be adequate to meet our interest and dividend payments, we cannot assure you that we will continue to generate sufficient cash flow in the future to meet our debt service and preferred stock requirements. If we are unable to generate cash flow in the future sufficient to cover our fixed charges and are unable to borrow sufficient funds from other sources, then we may be required to:

    .  refinance all or a portion of our existing debt; or

    .  sell all or a portion of our assets.

   We cannot assure you that a refinancing would be possible. We cannot assure you that any asset sales would be timely or that the proceeds which we could realize from such asset sales would be sufficient to meet our debt service requirements. In addition, the terms of our debt and preferred stock restrict our ability to sell our assets and our use of the proceeds from any such asset sale.

 We May Need Additional Capital in the Future and Such Additional Financing May Not Be Available.

   We currently anticipate that our available cash resources, combined with the net proceeds from this offering and financing available under a network equipment lease agreement (that currently has no maximum borrowing limit), will be sufficient to meet our anticipated working capital and capital expenditure requirements through 1999. However, we cannot assure you that such resources will be sufficient for anticipated or unanticipated working capital and capital expenditure requirements. We may need to raise additional funds through public or private debt or equity financings in order to:

    . take advantage of unanticipated opportunities, including more rapid international expansion or acquisitions of complementary businesses or technologies;

    .  develop new products or services; or

    .  respond to unanticipated competitive pressures.

   We may also raise additional funds through public or private debt or equity financings if such financings become available on favorable terms. We cannot assure you that any additional financing we may need will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of unanticipated opportunities, develop new products or services or otherwise respond to unanticipated competitive pressures. In such case, our business, results of operations and financial condition could be materially adversely affected. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward looking statement that involves risks and uncertainties, and actual results could vary materially as a result of a number of factors, including those set forth above.

 We Face Risks Associated with International Expansion.

   A key component of our strategy is to expand into international markets. The following risks are inherent in doing business on an international level:

    .  unexpected changes in regulatory requirements;

    .  export restrictions;

    .  export controls relating to encryption technology;

    .  tariffs and other trade barriers;

    .  difficulties in staffing and managing foreign operations;

    .  longer payment cycles;

    .  problems in collecting accounts receivable;

    .  political instability;

    .  fluctuations in currency exchange rates;

    . seasonal reductions in business activity during the summer months in Europe and certain other parts of the world; and

    . potentially adverse tax consequences that could adversely impact the success of our international operations.

   We cannot assure you that one or more of such factors will not have a material adverse effect on our future international operations and, consequently, on our business, financial condition and results of operations.

   We have an agreement with TMI Telemedia International, Ltd., a subsidiary of the leading Italian telecommunications company, Telecom Italia, SpA, to establish an international network based on our network technology and expertise and TMI's existing telecommunications infrastructure. In exchange, we granted TMI certain exclusive rights in critical markets, including Europe. While the goal of this effort is to deliver a range of compatible network services worldwide, to date we have had only limited deployment of services under this agreement. Our experience in working with TMI to develop versions of our products and to market and distribute our products internationally is limited. Our international strategy has not developed as rapidly as anticipated and may be further delayed if:

    . we cannot successfully deploy our technology over TMI's infrastructure;

    .  we cannot transfer our knowledge to TMI's employees; or

    . TMI does not devote sufficient management, technological or marketing resources to this project.

   Our business, results of operation or financial condition could be materially adversely affected if delays in our international strategy continue or worsen.

   We have entered into roaming agreements with third parties to allow our customers to access their Internet accounts from Japan and certain other foreign countries. We provide Web hosting and extranet services for GX Networks' United Kingdom customers pursuant to an agreement signed in August 1998. We also acquired Web hosting facilities in Stockholm, Sweden, Tokyo, Japan and Hong Kong in February 1998 as a result of our acquisition of Internex. We cannot assure you that we will be able to successfully market, sell and deliver our products in these markets.

 Our Business May Be Impacted By The Year 2000 Issue.

   The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. As a result, date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of normal business activities. We are currently in the process of reviewing our products and services, as well as our internal management information systems in order to identify and modify those products, services and systems that are not year 2000 compliant.

   Based on our assessment to date, we have determined that our internally developed software, including much of our operational, financial and management information systems software, is year 2000 compliant. Our operational, financial and management information systems software which have not been internally developed have been certified as year 2000 compliant by the third party vendors who have supplied the software. To the extent that our systems are not year 2000 compliant, we are modifying such systems to make them compliant. We expect such modifications will be made on a timely basis and do not believe that the cost of such modifications will have a material effect on our operating results. Additionally, we are continuing to assess the year 2000 compliance of our products and services. To date, most of our newly introduced products and services do not contain material year 2000 deficiencies, however some of our customers are running earlier product versions that are not year 2000 compliant. We have been encouraging such customers to migrate to current product versions. We estimate that the capital and other costs associated with the upgrade and conversion of our existing products, services and systems relating to the year 2000 issue will not be material. We do not have and are not developing a contingency plan in the event our systems fail due to year 2000 related problems.

   Our products, services and systems operate in complex network environments and directly and indirectly interact with a number of other hardware and software systems. We face risks to the extent that suppliers of products, services and systems purchased by us and others with whom we transact business on a worldwide basis, including those which form significant portions of our network and may be sole- or limited-source suppliers, do not have business systems or products that comply with year 2000 requirements. We have not received any significant assurances from our suppliers that their networks are year 2000 compliant. If these networks fail, our business will be significantly impacted.

   Our expectation that we will be able to upgrade our products, services and systems to address the year 2000 issue and our expectation regarding the costs associated with these upgrades are forward-looking statements subject to a number of risks and uncertainties. Actual results may vary materially as a result of a number of factors. We cannot assure you that we will be able to timely and successfully modify such products, services and systems to comply with year 2000 requirements. Any failure to do so could have a material adverse effect on our operating results. Furthermore, despite testing by us and our vendors, our products, services and systems may contain undetected errors or defects associated with year 2000 date functions. In the event any material errors or defects are not detected and fixed or third parties cannot timely provide us with products, services or systems that meet the year 2000 requirements, our operating results could be materially adversely affected. Known or unknown errors or defects that affect the operation of our products, services or systems could result in delay or loss of revenue, interruption of network services, cancellation of customer contracts, diversion of development resources, damage to our reputation, and litigation costs. We cannot assure you that these or other factors relating to year 2000 compliance issues will not have a material adverse effect on our business, operating results or financial condition.

 We Could Face Government Regulation.

   The Federal Communications Commission ("FCC") currently does not regulate value-added network software or computer equipment related services that transport data or IP-based voice messages over telecommunication facilities as telecommunications services. We provide value-added IP-based network services, in part, through data transmissions over public telephone lines. Operators of these types of value-added networks that provide access to regulated transmission facilities only as part of a data services package are classified for regulatory purposes as providers of "information services" and are currently excluded from regulations that apply to "telecommunications carriers." As such, we are not currently subject to direct regulation by the FCC or any other governmental agency, other than regulations applicable to businesses generally. However, future changes in law or regulation could result in some aspects of our current operations becoming subject to regulation by the FCC or another regulatory agency.

   The FCC currently is reviewing its regulatory positions on data transmissions over telecommunications networks and could seek to impose some form of telecommunications carrier regulation on the network transport and telecommunications functions of an enhanced or information services package. Further, the FCC could conclude that our protocol conversions, computer processing and interaction with customer-supplied information are insufficient to afford us with the benefits of the enhanced or information service regulatory classification. If the FCC reaches such conclusions, it may seek to regulate some segments of our activities as telecommunications services.

   State public utility commissions generally have declined to regulate enhanced or information services. Some states, however, have continued to regulate particular aspects of enhanced services in limited circumstances, such as where they are provided by incumbent LECs that operate telecommunications networks. Moreover, the public service commissions of some states continue to review potential regulation of such services. We cannot assure you that regulatory authorities of states where we provide Internet access, intranet and VPN services will not seek to regulate aspects of these activities as telecommunications services. The prices at which we may sell our services could be affected by regulatory changes:

    .  in the Internet connectivity market;

    .  that indirectly or directly affect telecommunications costs; or

    .  that increase the likelihood or scope of competition from the RBOCs.

   We cannot predict the impact, if any, that future regulation or regulatory changes may have on our business and we cannot assure you that future regulation or regulatory changes will not have a material adverse effect on our business, results of operations or financial condition.

 We Depend On Our Proprietary Technology and Technological Expertise.

   Our success and ability to compete is dependent in part upon our technology. In this regard, we believe our success is more dependent upon our technical expertise than our proprietary rights. We rely upon a combination of copyright, trademark and trade secret laws and contractual restrictions to protect our proprietary technology. It may be possible for a third party to copy or otherwise obtain and use our products or technology without authorization or to develop similar technology independently. We cannot assure you that such measures have been, or will be, adequate to protect our proprietary technology. Our competitors may also independently develop technologies that are substantially equivalent or superior to our technology.

   We operate a material portion of our business over the Internet. The Internet is subject to a variety of risks. Such risks include but are not limited to the substantial uncertainties that exist regarding the system for assigning domain names and the status of private rules for resolution of disputes regarding rights to domain names. We cannot assure you that we will continue to be able to employ our current domain names in the future or that the loss of rights to one or more domain names will not have a material adverse effect on our business and results of operations.

 Third Parties May Claim We Infringe Their Proprietary Rights.

   Although we do not believe we infringe the proprietary rights of any third parties, we cannot assure you that third parties will not assert such claims against us in the future or that such claims will not be successful. We could incur substantial costs and diversion of management resources to defend any claims relating to proprietary rights, which could have a material adverse effect on our business, financial condition and results of operations. Furthermore, parties making such claims could secure a judgment awarding substantial damages, as well as injunctive or other equitable relief that could effectively block our ability to license our products in the United States or abroad. Such a judgment would have a material adverse effect on our business, financial condition and results of operations. In addition, we are obligated under certain agreements to indemnify the other party for claims that we infringe on the proprietary rights of third parties. If we are required to indemnify parties under these agreements, our business, financial condition and results of operations could be materially adversely affected. If someone asserts a claim relating to proprietary technology or information against us, we may seek licenses to such intellectual property. We cannot assure you, however, that we could obtain licenses on commercially reasonable terms, if at all. The failure to obtain the necessary licenses or other rights could have a material adverse effect on our business, financial condition and results of operations.

 We Could Face Liability for Information Disseminated Through Our Network.

   The law relating to the liability of online service providers, private network operators and Internet service providers for information carried on or disseminated through the facilities of their networks is continuing to evolve and remains unsettled. In the past, at least one court has ruled that Internet service providers could be found liable for copyright infringement as a result of information disseminated through their networks. Such claims have been asserted against us in the past and we cannot assure you that similar claims will not be asserted in the future. Federal laws have been enacted, however, which, under certain circumstances, provide Internet service providers with immunity from liability for information that is disseminated through their networks when they are acting as mere conduits of information. A Federal Court of Appeals has recently held that the Telecommunications Act of 1996 creates immunity from liability on the part of Internet service providers for libel claims arising out of information disseminated over their services by third party content providers. In addition, the Digital Millennium Copyright Act, which was enacted in 1998, creates a safe-harbor from copyright infringement liability for Internet service providers that meet certain requirements. These requirements include certain technical measures and registering with the Copyright Office the identity of the provider's Designated Infringement Agent who is to receive notice of any claims of copyright infringement. We cannot assure you, however, that the Digital Millennium Copyright Act or any other legislation will protect us from copyright infringement liability.

   The Child Online Protection Act of 1998 prohibits and imposes criminal penalties and civil liability on anyone engaged in the business of selling or transferring, by means of the World Wide Web, material that is harmful to minors without restricting access to such material by persons under seventeen years of age. Numerous states have adopted or are currently considering similar types of legislation. The imposition upon us, Internet service providers or Web server hosts of potential liability for such materials carried on or disseminated through our systems could require us to implement measures to reduce our exposure to such liability. Such measures may require the expenditure of substantial resources or the discontinuation of certain product or service offerings. Further, the costs of defending against any such claims and potential adverse outcomes of such claims could have a material adverse effect on our business, financial condition and results of operations. The Child Online Protection Act of 1998 has been challenged by civil rights organizations in part on the grounds that it violates the First Amendment. A similar statute was held unconstitutional by the United States Supreme Court in 1997. A United States District Court has temporarily enjoined enforcement of the law until February 1, 1999, and it is possible that additional injunctions prohibiting enforcement of the statute will be entered pending final resolution of the case.

 We Have Discretionary Authority Over the Use of Net Proceeds.

   We have no specific allocations for the net proceeds of this offering. Consequently, management will retain a significant amount of discretion over the application of such proceeds. Because of the number and variability of factors that determine our use of the net proceeds of the offering, we cannot assure you that such applications will not vary substantially from our current intentions. Pending such uses, we intend to invest the net proceeds of the offering in short term U.S. investment grade and government securities.

 Our Stock Price Has Been and May Continue to Be Volatile.

   The trading price of our common stock has been and is likely to be highly volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

  .  actual or anticipated variations in quarterly operating results;

  .  announcements of technological innovations;

  .  new products or services offered by us or our competitors;

  .  changes in financial estimates by securities analysts;

  .  conditions or trends in the network services market;

  . our announcement of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

  .  additions or departures of key personnel;

  .  sales of common stock; and

  .  other events or factors that may be beyond our control.

   In addition, the stock markets in general, and the Nasdaq National Market and the market for network services and technology companies in particular, have experienced extreme price and volume fluctuations recently. These fluctuations often have been unrelated or disproportionate to the operating performance of these companies. The trading prices of many technology companies' stocks are at or near historical highs and these trading prices and multiples are substantially above historical levels. These trading prices and multiples may not be sustained. These broad market and industry factors may materially adversely affect the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation often has been instituted against that company. Litigation like this, if instituted, could result in substantial costs and a diversion of management's attention and resources.

              Item 8. Financial Statements and Supplementary Data

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders of Concentric Network Corporation

   We have audited the accompanying consolidated balance sheets of Concentric Network Corporation as of December 31, 1997 and 1998, and the related consolidated statements of operations, common stock subject to rescission and stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule included in Item 14. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Concentric Network Corporation at December 31, 1997 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the financial information set forth therein.

                                          /s/ Ernst & Young LLP

San Jose, California
January 25, 1999

                         CONCENTRIC NETWORK CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)

                                                            December 31,
                                                         --------------------
                                                           1997       1998
                                                         ---------  ---------
                         ASSETS
Current assets:
 Cash and cash equivalents.............................. $ 119,959  $  98,988
 Short term investments.................................       --      52,226
 Current portion of restricted cash.....................    19,125     19,125
 Accounts receivable, net of allowances of $80 in 1997
  and $690 in 1998......................................     4,549     13,714
 Prepaid expenses and other current assets..............     3,871      3,058
                                                         ---------  ---------
   Total current assets.................................   147,504    187,111
Property and equipment:
 Computer and telecommunications equipment..............    71,942     89,668
 Software...............................................     1,519      5,427
 Furniture and fixtures and leasehold improvements......     2,984     11,357
                                                         ---------  ---------
                                                            76,445    106,452
 Accumulated depreciation and amortization..............    22,735     42,184
                                                         ---------  ---------
                                                            53,710     64,268
Restricted cash, net of current portion.................    33,400     17,113
Goodwill and other intangible assets, net of current
 portion................................................       --      20,364
Other assets............................................     9,875      9,401
                                                         ---------  ---------
     Total assets....................................... $ 244,489  $ 298,257
                                                         =========  =========
     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
 Accounts payable....................................... $  10,144  $  26,342
 Accrued compensation and other employee benefits.......     1,577      2,024
 Other current liabilities..............................     4,917      4,559
 Current portion of capital lease obligations,
  including $13,600 in 1997 to a related party..........    15,326      6,543
 Deferred revenue.......................................     1,435      3,104
                                                         ---------  ---------
   Total current liabilities............................    33,399     42,572
Capital lease obligations, including $32,373 in 1997 to
 a related party, net of current portion................    33,595     10,434
Notes payable...........................................   145,577    146,021
Commitments and contingencies
Redeemable exchangeable preferred stock.................       --     156,105
Stockholders' equity (deficit):
 Preferred stock, $0.001 par value; issuable in series:
   Authorized shares--10,000 in 1997 and 1998
   Issued and outstanding shares--none in 1997 and
    1998................................................       --         --
 Common stock, $0.001 par value; issuable in classes:
   Authorized shares--100,000 in 1997 and 1998
   Issued and outstanding shares--14,139 in 1997 and
   15,144 in 1998.......................................   182,721    190,076
Accumulated deficit.....................................  (149,534)  (246,055)
Deferred compensation...................................    (1,269)      (896)
                                                         ---------  ---------
   Total stockholders' equity (deficit).................    31,918    (56,875)
                                                         ---------  ---------
     Total liabilities and stockholders' equity
      (deficit)......................................... $ 244,489  $ 298,257
                                                         =========  =========

                            See accompanying notes.

                         CONCENTRIC NETWORK CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                   Years Ended December 31,
                                                  ----------------------------
                                                    1996      1997      1998
                                                  --------  --------  --------
Revenue.......................................... $ 15,648  $ 45,457  $ 82,807
Costs and expenses:
  Cost of revenue................................   47,945    61,439    85,352
  Network equipment write-off....................    8,321       --        --
  Development....................................    2,449     4,850     7,734
  Marketing and sales, including $2,448, $2,600
   and $1,085 to a related party for the years
   ended December 31, 1996, 1997 and 1998,
   respectively..................................   16,609    24,622    39,793
  General and administrative.....................    3,445     4,790    10,398
  Amortization of goodwill and other intangible
   assets........................................      --        --      3,842
  Acquisition-related charges....................      --        --      1,291
  Write-off of in-process technology.............      --        --      5,200
                                                  --------  --------  --------
    Total costs and expenses.....................   78,769    95,701   153,610
                                                  --------  --------  --------
Loss from operations.............................  (63,121)  (50,244)  (70,803)
Other income (expense)...........................      --      1,233      (750)
Interest income..................................      614     1,217     9,975
Interest expense, including $3,065, $6,197 and
 $1,272 to related parties for the years ended
 December 31, 1996, 1997 and 1998, respectively..   (3,874)   (7,788)  (23,570)
                                                  --------  --------  --------
Loss before extraordinary item...................  (66,381)  (55,582)  (85,148)
Extraordinary gain on early retirement of debt...      --        --      3,042
                                                  --------  --------  --------
Net loss.........................................  (66,381)  (55,582)  (82,106)
Preferred stock dividends and accretion..........      --        --    (11,958)
                                                  --------  --------  --------
Net loss attributable to common stockholders..... $(66,381) $(55,582) $(94,064)
                                                  ========  ========  ========
Net loss per share (pro-forma 1996 and 1997,
 historical 1998)
  Loss before extraordinary item................. $ (13.46) $  (5.63) $  (5.86)
  Extraordinary gain.............................      --        --        .21
                                                  --------  --------  --------
Net loss.........................................   (13.46)    (5.63)    (5.65)
Preferred stock dividends and accretion..........      --        --       (.82)
                                                  --------  --------  --------
Net loss per share attributable to common
 stockholders.................................... $ (13.46) $  (5.63) $  (6.47)
                                                  ========  ========  ========
Shares used in computing net loss and net loss
 attributable to common stockholders per share
 (pro-forma 1996 and 1997, historical 1998)......    4,937     9,872    14,547
                                                  ========  ========  ========

                            See accompanying notes.

                         CONCENTRIC NETWORK CORPORATION

       CONSOLIDATED STATEMENTS OF COMMON STOCK SUBJECT TO RESCISSION AND
                         STOCKHOLDERS' EQUITY (DEFICIT)
                                 (In thousands)

                                                             Stockholders' Equity (Deficit)
                                         --------------------------------------------------------------------------
                          Common Stock
                           Subject to                                                                     Total
                           Rescission    Preferred Stock    Common Stock                              Stockholders'
                         --------------  ----------------  ----------------  Accumulated   Deferred      Equity
                         Shares Amount   Shares   Amount   Shares   Amount     Deficit   Compensation   (Deficit)
                         ------ -------  ------  --------  ------  --------  ----------- ------------ -------------
Balance at December 31,
 1995...................   445  $ 5,080   2,078  $ 35,695   1,388  $  1,639   $ (27,571)   $   --       $  9,763
 Issuance of Class A
  common stock..........   --       --      --        --      --          1         --         --              1
 Conversion of
  debentures to Class A
  common stock..........    10       70     --        --      --        --          --         --            --
 Exercise of options....   --       --      --        --        5        22         --         --             22
 Conversion of note to
  Series C preferred
  stock (net of issuance
  costs)................   --       --      123     2,960     --        --          --         --          2,960
 Issuance of Series D
  preferred stock (net
  of issuance costs)....   --       --    2,451    48,533     --        --          --         --         48,533
 Conversion of note to
  Series D preferred
  stock.................   --       --      249     5,072     --        --          --         --          5,072
 Warrants issued to
  purchase Series D
  preferred stock.......   --       --      --      2,955     --        --          --         --          2,955
 Deferred compensation
  resulting from grant
  of options............   --       --      --        --      --        188         --        (188)          --
 Net loss...............   --       --      --        --      --        --      (66,381)       --        (66,381)
                          ----  -------  ------  --------  ------  --------   ---------    -------      --------
Balance at December 31,
 1996...................   455    5,150   4,901    95,215   1,393     1,850     (93,952)      (188)        2,925
 Issuance of Class A
  common stock for
  services..............   --       --      --        --        5        17         --         --             17
 Conversion of Class B
  common to Series A
  preferred stock.......   --       --        7       --       (7)      --          --         --            --
 Conversion of Series A,
  B, C and D preferred
  to Class A common
  stock.................   --       --   (5,693)  (99,604)  5,693    99,604         --         --            --
 Shares issued upon the
  initial public
  offering (net of
  issuance costs).......   --       --      --        --    4,945    52,757         --         --         52,757
 Shares issued in a
  private placement.....   --       --      --        --    1,246    14,950         --         --         14,950
 Conversion of note to
  Class A common stock..   --       --      --        --      253     3,041         --         --          3,041
 Repurchase of Class A
  common stock in
  connection with the
  initial public
  offering..............   --       --      --        --     (185)   (2,217)        --         --         (2,217)
 Shares issued subject
  to dilution ratios....   --       --      484       --      --        --          --         --            --
 Exercise of options to
  purchase stock........   --       --      --        --       65       243         --         --            243
 Exercise of warrants to
  purchase stock........   --       --      301     3,281     309     1,201         --         --          4,482
 Warrants issued to
  purchase stock........   --       --      --      1,108     --      5,370         --         --          6,478
 Deferred compensation
  resulting from grant
  of options............   --       --      --        --      --      1,303         --      (1,303)          --
 Amortization of
  deferred
  compensation..........   --       --      --        --      --        --          --         222           222
 Expiration of statutes
  of limitations on
  common stock subject
  to rescission.........  (422)  (4,602)    --        --      422     4,602         --         --          4,602
 Repurchase of shares
  for cancellation in
  connection with
  Rescission Offer......   (33)    (548)    --        --      --        --          --         --            --
 Net loss...............   --       --      --        --      --        --      (55,582)       --        (55,582)
                          ----  -------  ------  --------  ------  --------   ---------    -------      --------
Balance at December 31,
 1997...................   --   $   --      --   $    --   14,139  $182,721   $(149,534)   $(1,269)     $ 31,918


                            See accompanying notes.

                         CONCENTRIC NETWORK CORPORATION

       CONSOLIDATED STATEMENTS OF COMMON STOCK SUBJECT TO RESCISSION AND
                  STOCKHOLDERS' EQUITY (DEFICIT)--(Continued)
                                 (In thousands)

                                                    Common Stock
                                                     Subject to
                                                     Rescission
                                                    -------------
                                                    Shares Amount
                                                    ------ ------
 Amortization of deferred
  compensation.......................                --    $ --
 Common stock issued under stock
  purchase plan......................                --      --
 Common stock issued in acquisition
  of DeltaNet Services, Inc..........                --      --
 Exercise of options to purchase
  common stock.......................                --      --
 Exercise of warrants for no cash
  consideration......................                --      --
 Warrants issued to purchase stock...                --      --
 Net loss............................                --      --
 Preferred stock dividends and
  accretion..........................                --      --
                                                     ---   -----
Balance at December 31, 1998.........                --    $ --
--------------------------------------------------
                                                     ===   =====
                                                                       Stockholders' Equity (Deficit)
                                                    --------------------------------------------------------------------
                                                      Preferred                                                Total
                                                        Stock      Common Stock                            Stockholders'
                                                    ------------- --------------- Accumulated   Deferred      Equity
                                                    Shares Amount Shares  Amount    Deficit   Compensation   (Deficit)
                                                    ------ ------ ------ -------- ----------- ------------ -------------
 Amortization of deferred
  compensation.......................                --    $ --      --  $    --   $     --      $ 373       $    373
 Common stock issued under stock
  purchase plan......................                --      --       74      781        --        --             781
 Common stock issued in acquisition
  of DeltaNet Services, Inc..........                --      --      226    1,147     (2,457)      --          (1,310)
 Exercise of options to purchase
  common stock.......................                --      --      612    3,527        --        --           3,527
 Exercise of warrants for no cash
  consideration......................                --      --       93      --         --        --             --
 Warrants issued to purchase stock...                --      --      --     1,900        --        --           1,900
 Net loss............................                --      --      --       --     (82,106)      --         (82,106)
 Preferred stock dividends and
  accretion..........................                --      --      --       --     (11,958)      --         (11,958)
                                                    ------ ------ ------ -------- ----------- ------------ -------------
Balance at December 31, 1998.........                --    $ --   15,144 $190,076  $(246,055)    $(896)      $(56,875)
--------------------------------------------------
                                                    ====== ====== ====== ======== =========== ============ =============


                            See accompanying notes.

                         CONCENTRIC NETWORK CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                  Years Ended December 31,
                                                 -----------------------------
                                                   1996      1997      1998
                                                 --------  --------  ---------
OPERATING ACTIVITIES
Net loss ......................................  $(66,381) $(55,582) $ (82,106)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization................     7,528    16,852     24,442
  Amortization of deferred interest, cost of
   revenue and marketing and sales related to
   issuance of warrants........................     1,942     1,720      1,210
  Amortization of goodwill and other intangible
   assets......................................       --        --       3,842
  Amortization of deferred financing costs
   related to 12 3/4% Senior Notes.............       --        --         526
  Amortization of other deferred assets........       --        --       3,025
  Amortization of deferred compensation........       --        658        373
  Gain on early retirement of debt.............       --        --      (3,042)
  Write-off of in-process technology...........       --        --       5,200
  Loss on disposal of equipment................       --        162        --
  Network equipment write-off..................     8,321       --         --
  Changes in current assets and liabilities:
   Prepaid expenses and other current assets...       (57)   (3,581)     1,009
   Accounts receivable.........................    (1,734)   (2,700)    (7,140)
   Accounts payable............................     5,129    (7,287)     7,408
   Accrued compensation and other employee
    benefits...................................       484       863       (315)
   Deferred revenue............................     1,097       197        509
   Other current liabilities...................     1,546     2,795     (1,575)
                                                 --------  --------  ---------
Net cash used in operating activities..........   (42,125)  (45,903)   (46,634)
INVESTING ACTIVITIES
Additions of property and equipment............    (6,889)   (6,130)   (23,489)
Increase in refundable deposits................      (442)      --      (1,200)
Decrease (increase) in note receivable.........       --       (370)       100
Purchase of short term investments.............       --        --     (52,226)
Acquisition of InterNex Information Services,
 Inc., net of cash acquired....................       --        --     (15,452)
Acquisition of AnaServe, Inc., net of cash
 acquired......................................       --        --      (9,625)
                                                 --------  --------  ---------
Net cash used in investing activities..........    (7,331)   (6,500)  (101,892)
FINANCING ACTIVITIES
Proceeds from notes payable....................     6,300   155,000        --
Change in restricted cash......................       --    (52,525)    16,287
Repayment of lease obligations to a related
 party.........................................    (4,561)  (10,039)    (3,079)
Repayment of lease obligations to a related
 party--early retirement of debt...............       --        --     (24,750)
Repayment of lease obligations.................      (886)   (1,517)    (7,079)
Repayment of notes payable.....................    (1,300)   (2,000)    (1,960)
Repurchase of common stock.....................       --     (2,765)       --
Deferred financing costs.......................       --     (5,006)      (320)
Proceeds from issuance of redeemable
 exchangeable preferred stock, net of issuance
 costs.........................................       --        --     144,148
Proceeds from issuances of stock and warrants..    48,506    73,557      4,308
                                                 --------  --------  ---------
Net cash provided by financing activities......    48,059   154,705    127,555
                                                 --------  --------  ---------
Increase (decrease) in cash and cash
 equivalents...................................    (1,397)  102,302    (20,971)
Cash and cash equivalents at beginning of
 period........................................    19,054    17,657    119,959
                                                 --------  --------  ---------
Cash and cash equivalents at end of period.....  $ 17,657  $119,959  $  98,988
                                                 ========  ========  =========

                            See accompanying notes.

                         CONCENTRIC NETWORK CORPORATION

                                 (In thousands)

                                                        Years Ended December
                                                                 31,
                                                       -----------------------
                                                        1996    1997    1998
                                                       ------- ------- -------
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
 FINANCING ACTIVITIES
Stock exchanged for notes payable, including accrued
 interest............................................. $ 8,082 $ 3,041 $   --
Capital lease obligations incurred with a related
 party................................................  30,945  23,042   1,285
Capital lease obligations incurred....................   2,136     --    5,363
Reduction of accounts payable through capital lease
 obligations incurred.................................     --    2,000     --
Convertible debentures exchanged for stock............      70     --      --
Issuance of warrants..................................   2,955   5,370   1,900
Purchase of property and equipment through accounts
 payable..............................................   6,344     --      --
Accretion of dividends and financing costs related to
 Redeemable Exchangeable Preferred Stock..............     --      --   11,958
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid......................................... $ 2,807 $ 5,728 $22,609



                            See accompanying notes.

                        CONCENTRIC NETWORK CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

  The Company

   Concentric Network Corporation (the Company or Concentric) was incorporated in the state of Florida in 1991 and reincorporated into Delaware in 1997. The Company operates primarily in one business segment in the United States. Concentric provides tailored, value-added Internet Protocol (IP) based network services for businesses and consumers. To provide these services, the Company utilizes its low/fixed latency, high-throughput network, employing its advanced network architecture and the Internet. Concentric's service offerings for enterprises include virtual private networks (VPNs), dedicated access facilities (DAFs), digital subscriber line services (DSL), remote access and Web hosting. These services enable enterprises to take advantage of standard Internet tools such as browsers and high-performance servers for customized data communications within an enterprise and between an enterprise and its suppliers, partners and customers. These services combine the cost advantages, nationwide access and standard protocols of public networks with the customization, high performance, reliability and security of private networks.

  Basis Of Presentation And Preparation

   The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

  Use of Estimates

   The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

  Cash, Cash Equivalents and Short Term Investments

   The Company considers all highly liquid investments with an original maturity (at date of purchase) of three months or less to be the equivalent of cash for the purpose of balance sheet and statement of cash flows presentation. Investments with maturities between three and twelve months are considered to be short term investments. Management determines the appropriate classification of its investments in debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company's debt securities have been classified and accounted for as available-for-sale. These securities are carried at fair value and unrealized gains and losses have not been material to date. Comprehensive net loss per share is not materially different from net loss for all years presented. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in interest income and have not been material to date. Cash and cash equivalents are held primarily with three financial institutions.

  Property and Equipment

   Property and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets as follows: computer and telecommunications equipment: three to five years; purchased software: three to five years; furniture and fixtures: eight to ten years; and leasehold improvements: the shorter of the remaining term of the related leases or the estimated economic useful lives of the improvements. Equipment under capital leases is amortized over the shorter of the expected useful life or the related lease term (see Note 4).

                        CONCENTRIC NETWORK CORPORATION

  Revenue and Customer Receivables

   Revenue is recognized over the period in which services are provided, generally monthly. Payments received in advance of services being provided are included in deferred revenue. Substantially all end-user subscribers pay for services with major credit cards for which the Company receives daily remittances from the credit card carriers.

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

  Basic and Diluted Net Loss Per Share

   Basic and diluted net loss per share have been computed in accordance with the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share."

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

                        CONCENTRIC NETWORK CORPORATION

   Pro forma net loss per share gives effect, even if antidilutive, to common equivalent shares from convertible preferred shares that were automatically converted to common shares upon the closing of the Company's initial public offering (using the as-if-converted method). The following table sets forth the computation of basic and diluted loss per share, on a historical and pro forma basis.

                                                     Twelve Months Ended
                                                         December 31,
                                                  ----------------------------
                                                    1996      1997      1998
                                                  --------  --------  --------
                                                  (In thousands, except per
                                                         share data)
NUMERATOR:
Net loss before extraordinary item..............  $(66,381) $(55,582) $(85,148)
Extraordinary gain on early retirement of debt..       --        --      3,042
                                                  --------  --------  --------
Net loss........................................   (66,381)  (55,582)  (82,106)
                                                  ========  ========  ========
Preferred stock dividends and accretion.........       --        --    (11,958)
                                                  --------  --------  --------
Numerator for basic and diluted loss per share..  $(66,381) $(55,582) $(94,064)
                                                  ========  ========  ========
DENOMINATOR:
Denominator for basic and diluted earnings per
 share--weighted average shares (historical)....     1,391     6,665    14,547
                                                  ========  ========  ========
Adjustments to reflect the effect of the assumed
 conversion of convertible preferred stock from
 the date of issuance...........................     3,546     3,207
                                                  ========  ========
Denominator for basic and diluted earnings per
 share--weighted average shares (pro forma).....     4,937     9,872
                                                  ========  ========
Basic and diluted net loss per share
 (historical):
  Loss before extraordinary item................  $ (47.72) $  (8.34) $  (5.86)
                                                  --------  --------  --------
  Extraordinary gain............................       --        --        .21
                                                  --------  --------  --------
  Net loss......................................    (47.72)    (8.34)    (5.65)
                                                  ========  ========  ========
  Preferred stock dividends and accretion.......       --        --       (.82)
                                                  --------  --------  --------
  Net loss attributable to common stockholders..  $ (47.72) $  (8.34) $  (6.47)
                                                  ========  ========  ========
Basic and diluted net loss per share (pro
 forma).........................................  $ (13.46) $  (5.63)
                                                  ========  ========

   Stock-Based Compensation

   The Company accounts for employee stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB Opinion No. 25), and has adopted the "disclosure only" alternative described in Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123).

   Long-Lived Assets

   In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company continually reviews long-lived assets to assess recoverability based upon undiscounted cash flow analysis. Impairments, if any, are recognized in operating results in the period in which a permanent diminution in value is determined (see Note 3).

                        CONCENTRIC NETWORK CORPORATION

   Customer Concentrations

   The Company currently derives a substantial portion of its total revenue from a single customer. For the years ended December 31, 1996, 1997 and 1998, revenue from WebTV Networks, Inc. represented approximately 10.1%, 33.4% and 26.8%, respectively, of the Company's total revenue.

   Sole or Limited Sources of Supply

   The Company relies on other companies to supply certain key components of their network infrastructure. These components include critical telecommunications services and networking equipment, which, in the quantities and quality demanded by us, are available only from sole- or limited-sources. Four companies provide the data communications facilities and capacity for the Company. The Company is also dependent upon local exchange carriers to provide telecommunications services to the Company and its customers. The Company has experienced delays from time to time in receiving telecommunications services from these suppliers. There can be no assurance that such services on the scale and within the time frames required by the Company at an affordable cost will be attainable. Any failure to obtain such services on a sufficient scale, on a timely basis and at an affordable cost would have a material adverse effect on the business, financial condition and results of operations of the Company.

   The Company purchases its network equipment primarily from five vendors. Two companies also act as systems integrators. One company is the sole supplier of the servers primarily used in the Company's network infrastructure. The Company purchases these components pursuant to purchase orders placed from time to time with these suppliers. The Company does not carry significant inventories of these components and has no guaranteed supply arrangements for such components. The Company's suppliers also sell products to competitors and may in the future themselves become competitors. There can be no assurance that suppliers will not enter into exclusive arrangements with competitors or stop selling their products or components to the Company at commercially reasonable prices, or at all.


2. Cash, Cash Equivalents and Short-Term Investments

   The following table summarizes the Company's available-for-sale securities at amortized cost, which approximates fair value, as of December 31, 1998 (in thousands):

      U.S. Corporate securities........................................ $25,132
                                                                        -------
       Total included in cash and cash equivalents.....................  25,132
                                                                        =======
      U.S. Treasury securities......................................... $17,424
      U.S. Corporate securities........................................  34,802
                                                                        -------
       Total included in short-term investments........................ $52,226
                                                                        =======

   As of December 31, 1998, there are no investments with maturities greater than 12 months. The Company's U.S. Corporate securities include commercial paper. The Company's cash equivalents and short term investments have generally been held until maturity. The Company's cash and cash equivalents at December 31, 1997 consisted primarily of money market funds and U.S. Corporate Securities.

                        CONCENTRIC NETWORK CORPORATION

3. Network Equipment Write-off

   In December 1996, the Company wrote off approximately $8,321,000 representing the net book value and future commitments for certain network equipment purchased from Sattel Communications LLC (Sattel), a stockholder of the Company. The Company decided not to deploy the equipment in the network because of concerns that the equipment would not provide the functionality and reliability required by the Company and concerns that the equipment provider would be unable to provide timely maintenance and support (see Note 12).

4. Commitments

   Operating Leases

   The Company has an agreement with a related party through which such related party makes available the premises at which the Company's POP sites throughout the United States are located. POP sites are locations where certain telecommunications switching and related equipment are installed. This agreement expires in December 2000, and the amount of the payments is based, among other things, on the number of POP sites maintained by the Company, subject to certain minimums. Costs of approximately $1,622,000, $1,326,000 and $1,267,000 were incurred during the years ended December 31, 1996, 1997 and 1998, respectively, for these facilities. Additionally, the Company has agreements with three telecommunications companies to locate POP sites and certain of such equipment at their facilities. Costs of approximately $1,246,000 were incurred during the year ended December 31, 1998 for these facilities. The expiration dates associated with these agreements range from December 1998 to January 2000.

   The Company leases its facilities and certain office equipment under non-cancelable operating leases which expire at various dates through January 2006. Total rent expense for all operating leases was approximately $2,060,000, $2,418,000 and $4,743,000 for the years ended December 31, 1996,
1997 and 1998, respectively.

   Future minimum lease commitments for all noncancelable operating leases with initial terms of one year or more consists of the following at December 31, 1998 are (in thousands):

      1999.............................................................. $ 4,257
      2000..............................................................   4,030
      2001..............................................................   3,248
      2002..............................................................   2,533
      2003..............................................................   2,513
      Thereafter........................................................   5,164
                                                                         -------
      Total............................................................. $21,745
                                                                         =======

   Capital Leases

   In August 1994, the Company entered into a master lease agreement under which a related party began installing networking equipment at the Company's POP sites and data center. This agreement became effective upon installation and acceptance by the Company on March 31, 1995. The lease provides for monthly payments for terms of 48 or 60 months, depending upon the type of equipment. The Company has continued to install equipment under the terms of this agreement, resulting in a monthly payment of approximately $896,000, $1,443,000 and $536,000 at December 31, 1996, 1997 and 1998, respectively. In
March 1998, the Company retired a portion of the capital lease obligations to the related party. The Company paid $24,750,000

                        CONCENTRIC NETWORK CORPORATION
for the extinguishment of the debt. The Company recognized an extraordinary gain of $3,042,000 in connection with this transaction. Subsequent to March 1998, the related party sold its stockholdings in the Company and is no longer considered a related party.

   In September 1995, the Company entered into a master lease agreement with a third party for an equipment lease line. The term of the lease is 36 months and provides for monthly payments of approximately $114,000 as of December 31, 1998.

   Assets capitalized under capital leases totaled approximately $61,927,000 and $28,068,000 at December 31, 1997 and 1998, respectively, and are included in computer and telecommunications equipment. Accumulated amortization for assets capitalized under capital leases totaled approximately $18,542,000 and $8,356,000 at December 31, 1997 and 1998, respectively. Amortization of leased assets is included in depreciation and amortization expense. The Company has granted a security interest in all equipment under capital lease agreements. Future minimum lease payments under capital lease obligations at December 31, 1998 are as follows (in thousands):

      1999............................................................. $ 7,285
      2000.............................................................   6,257
      2001.............................................................   4,312
      2002.............................................................   1,956
      Thereafter.......................................................     504
                                                                        -------
      Total minimum lease payments.....................................  20,314
      Less amount representing interest................................   3,337
                                                                        -------
      Present value of net minimum lease payments......................  16,977
      Less current portion of capital leases...........................   6,543
                                                                        -------
      Long-term portion of capital leases.............................. $10,434
                                                                        =======

   Other

   The Company has a noncancelable service agreement with AT&T for the utilization of its frame relay telecommunications network. The agreement provides for minimum payments to AT&T of approximately $300,000 per month over its three-year term, expiring in June 1999.

   The Company has a noncancelable service agreement with MCI for the utilization of its ATM telecommunications network. The agreement provides for minimum payments to MCI of approximately $1,200,000 per year over its term, expiring three years after the end of an initial ramp up period but no later than June 2000. The Company also has a noncancelable telecommunications service agreement with MCI for other services, including dedicated access and 800 service, that provides for minimum payments of approximately $8,500,000 over the term of the agreement, which expired in June 1998. The Company had incurred expenses, through the life of the agreement, of approximately $3,700,000, $8,100,000 and $4,143,000 for the years ended December 31, 1996,
1997 and 1998, respectively, related to these other services. The agreement was renewed in August 1998 and provides for minimum payments of $6,000,000 per year over its term, expiring July 2000. The Company incurred expenses of approximately $3,042,000 related to the new agreement for the five month period ended December 31, 1998.

   In November 1995, the Company entered into a two-year service agreement under which a third party provided substantially all of the network analysis and deployment and maintenance of POP sites. In 1997, the third party was purchased by Williams Communication, Group Inc. (Williams), a stockholder of the

                        CONCENTRIC NETWORK CORPORATION

Company that also has a seat on the Board of Directors of the Company, and the agreement was extended to December 31, 2000. The Company will reimburse Williams for its employee compensation and direct costs for services provided. Related party payments to Williams for these services were approximately $1,884,000 and $4,848,000 for the years ended December 31, 1997 and 1998, respectively. At the end of the agreement, Williams is obligated to transfer to the Company those personnel, resources, and facilities used to support the Company's network analysis, POP site deployment, and maintenance.

   In August 1997, the Company entered into a five-year service and equipment agreement under which Williams, a related party, will provide telecommunication services and equipment. The agreement provides for minimum payments as follows: $1.2 million in 1998, $2.5 million in 1999, $7.0 million in 2000, $6.5 million in 2001 and $4.0 million in 2002. At the election of Williams, $2.0 million of the minimum payments may be paid by the issuance of common stock of the Company at the then-current fair market value. The Company made payments totaling $4,843,000 for the year ended December 31, 1998 related to this agreement, of which $4,311,000 relates to the purchase of equipment from Williams.

5. Convertible Debentures and Notes Payable

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

   In June 1997, the Company borrowed $3 million from a related party in the form of a 10% convertible secured promissory note (the Secured Note). The Secured Note automatically converted into 253,403 shares of common stock upon the closing of the Public Offering at a per share conversion price equal to the Public Offering price of $12.00. In connection with the Secured Note, the Company issued a warrant to purchase 63,351 shares of common stock at an exercise price of $6.00 per share (see Note 8).

   Notes Payable

   In December 1997, the Company issued 150,000 units (collectively, the Units), each consisting of $1,000 principal amount of 12 3/4% Senior Notes (the 12 3/4% Senior Notes) due 2007 and one warrant (a Warrant), each Warrant entitling the holder thereof to purchase 6.34 shares of common stock at $10.86 per share and such Warrants expire on December 15, 2007 (see Note 8) for aggregate cash proceeds of $150,000,000. Approximately $52,525,000 of the cash proceeds was placed in a escrow account to fund the first six interest payments in accordance with the Senior Note agreement which is classified as restricted cash. As of December 31, 1998, the Company had $36,238,000 remaining in the escrow account restricted for future interest payments.

   The Warrants resulted in the right of the holders to purchase 951,108 shares of the Company's common stock. The Company deemed the fair value of the warrants, using the Black-Scholes method, to be approximately $4,440,000 which was recorded as a discount on the 12 3/4% Senior Notes. The discount is being amortized as interest expense over the term of the 12 3/4% Senior Notes. Amortization expense was $17,000 and $444,000 for the years ended December 31, 1997 and 1998, respectively.

                        CONCENTRIC NETWORK CORPORATION

   The 12 3/4% Senior Notes will be redeemable at the option of the Company, in whole or in part, at any time on or after December 15, 2002, at the redemption rates (expressed as a percentage of the principal amount) commencing with 106.375% on December 15, 2002 and declining to 100% on December 15, 2005, plus accrued interest to the date of redemption. In addition, on or prior to December 15, 2000, the Company may redeem up to 35% of the original aggregate principal amount of the 12 3/4% Senior Notes at a redemption price of 112.75% of the principal amount, together with accrued and unpaid interest to the date of redemption with the net cash proceeds of one or more public equity offerings or the sale of common stock to a strategic investor, provided that at least 65% of the original aggregate principal amount of the 12 3/4% Senior Notes remain outstanding.

   In connection with the issuance of the 12 3/4% Senior Notes, the Company incurred approximately $5,300,000 of debt issuance costs which are classified as other assets. These costs are being amortized as interest expense over the term of the 12 3/4% Senior Notes. Amortization expense was $526,000 for the year ended December 31, 1998.

6. Common Stock Subject to Rescission

   In August 1993, the Company commenced sales of convertible debentures and certain additional shares of its common stock. Through March 31, 1995, sales of convertible debentures aggregated $4,260,000, and issuance of common stock aggregated $890,000. The sale of common stock and sale of and/or conversion of debentures into common stock was not made pursuant to a registration statement filed under the Securities Act of 1933 (the Act) or any filings pursuant to the laws of any of the states in which such sales occurred (State Blue Sky
Laws). Although at the time the Company believed the sale and conversion, if applicable, of these securities was exempt from the provisions of the Act and applicable State Blue Sky Laws, it appears that the appropriate exemptions may not have been available. As a result, on September 30, 1997, the Company made rescission offers (the "Rescission Offer") to certain purchasers of these securities who are entitled to a return of the consideration paid for their stock or debentures. As such, these shares have been classified as common stock subject to rescission in the accompanying financial statements. Additionally, options issued pursuant to the Company's 1995 Stock Incentive Plan to Employees and Consultants and non-plan options were issued in various states for which the Company may not have had an available exemption under state laws. Such options are potentially subject to rescission and the Company has included them in the Rescission Offer. As of December 31, 1997, statutes of limitations under federal and state securities laws applicable to the shares which may have been issued without securities laws exemptions have lapsed and the Rescission Offer had expired. Pursuant to the Rescission Offer, the Company offered to rescind the issuance of shares and options as to which the applicable statute of limitations had not run. There can be no assurances that the Company will not otherwise be subject to additional liabilities with respect to such issuances. The Company repurchased 32,423 shares of Common Stock subject to the Rescission Offer for $548,000 and paid related interest charges of $125,000. Based upon the above, the Company has reclassified the remaining rescission liability and shares into stockholders' equity.

7. Stockholders' Equity

  Initial Public Offering and Direct Placements

   Effective July 30, 1997, the Company reincorporated under the laws of the state of Delaware. In addition, the Company authorized 100,000,000 shares of its common stock. Upon closing of the initial public offering (the Public Offering), all outstanding shares of Series A, B, C, and D convertible preferred stock and Class B common stock were converted into common stock.

   On August 1, 1997, the Company effected its Public Offering of common stock. The offering consisted of 4,300,000 shares of common stock issued to the public at $12.00 per share. Concurrent with the closing of the

                        CONCENTRIC NETWORK CORPORATION

Public Offering, certain strategic investors, including Williams, purchased directly from the Company 1,499,236 shares of common stock having an aggregate purchase price of approximately $18 million (including the cancellation of approximately $3 million in indebtedness). Such shares are unregistered shares and were purchased at the Public Offering price of $12.00 per share.

   In connection with the direct purchase, the Company issued warrants to one of the strategic investors to purchase 291,667 shares of the Company's common stock at $6.00 per share (see Note 8). In September, the underwriters exercised an option to purchase an additional 645,000 shares of common stock at the Public Offering price of $12.00 per share to cover over-allotments in connection with the Public Offering.

  Redeemable Exchangeable Preferred Stock

   In June 1998, the Company completed a $150 million private placement of 13 1/2% Series A Senior Redeemable Exchangeable Preferred Stock due 2010 (Series A Preferred). In September 1998, the Company issued 154,657 shares of its 13 1/2% Series B Senior Redeemable Exchangeable Preferred Stock due 2010 (Series B Preferred) in exchange for all outstanding shares of the Series A Preferred pursuant to a registered exchange offer. Each share of Series B Preferred has a liquidation preference of $1,000 per share. Dividends on the Series B Preferred accrue at a rate of 13 1/2% per annum of the liquidation preference thereof and are payable quarterly in arrears commencing on September 1, 1998. Dividends are payable in cash, except that on each dividend payment date occurring on or prior to June 1, 2003, dividends may be paid, at the Company's option, by the issuance of additional shares of Series B Preferred having an aggregate liquidation preference equal to the amount of such dividends. For the year ended December 31, 1998, the Company issued a total of 9,865 shares of Series B Preferred Stock as payment of the quarterly dividends. Series B Preferred Stock has no voting rights.

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

   On any scheduled dividend payment date, the Company may, at its option, exchange in whole but not in part the then outstanding shares of Series B Preferred for 13 1/2% Senior Subordinated Debentures due 2010 (Exchange Debentures) with a principal amount equal to the aggregate liquidation preference of the Preferred Stock. If the Exchange Debentures were issued, they would mature on June 1, 2010. Interest on the Exchange Debentures would be payable semi-annually in arrears. Interest payable on or prior to June 1, 2003 may be paid in the form of additional Exchange Debentures valued at the principal amount thereof.

   The Company is accreting the Series B Preferred to its liquidation preference through the due date of the Series B Preferred. The accretion for the year ended December 31, 1998 was approximately $11,676,000. In connection with the issuance of Series A Preferred and Series B Preferred, the Company incurred approximately $5,852,000 of issuance costs. These costs are being accreted over 12 years which amounted to $282,000 for the year ended December 31, 1998.

  Stock Option Plans

   1995 Stock Incentive Plan for Employees and Consultants. The Company's 1995 Stock Incentive Plan for Employees and Consultants (the 1995 Plan) provided for the granting to employees of incentive stock options

                        CONCENTRIC NETWORK CORPORATION
and for the granting to employees and consultants of nonstatutory stock options, stock appreciation rights (SARs) and restricted stock awards (RSAs). No SARs or RSAs have been granted under the 1995 Plan. The 1995 Plan was terminated effective October 4, 1996. As of December 31, 1998, options to purchase 162,157 shares of common stock at a weighted exercise price of $3.75 per share were outstanding under the 1995 plan of which 102,910 options were vested.

   Amended and Restated 1996 Stock Plan. The Company's Amended and Restated 1996 Stock Plan (the Restated 1996 Plan) provides for the granting to employees of incentive stock options and for the granting to employees, directors and consultants of nonstatutory stock options and stock purchase rights (Rights). The Restated 1996 Plan has been terminated. As of December 31, 1998, options to purchase 678,846 shares of common stock at a weighted average exercise price of $6.40 per share were outstanding of which 246,460 were vested.

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

   1997 Stock Plan. The Company's 1997 Stock Plan (the 1997 Plan) provides for the granting to employees of incentive stock options and for the granting to employees, directors and consultants of nonstatutory stock options and stock purchase rights (Rights). The 1997 Plan was approved by the Board of Directors on June 6, 1997 and by the stockholders on June 30, 1997. An amendment increasing the number of shares thereunder from 1,500,000 to 2,250,000 was approved by the Board of Directors on April 10, 1998, 1998 and the Stockholders on May 20, 1998. Unless terminated sooner, the 1997 Plan will terminate automatically in 2007. Options granted under the 1997 Plan must generally be exercised within three months of the end of optionee's status as an employee, director or consultant of the Company, or within twelve months after such optionee's termination by death or disability, but in no event later than the expiration of the option's term. The exercise price of all incentive stock options granted under the 1997 Plan must be at least equal to the fair market value of the common stock on the date of grant. The exercise price of nonstatutory stock options and Rights granted under the 1997 Plan is determined by the 1997 Plan's Compensation Committee, but with respect to nonstatutory stock options intended to qualify as "performance-based compensation," the exercise price must at least be equal to the fair market value of the common stock on the date of grant. With respect to any participant who owns stock possessing more than 10% of the voting power of all classes of the Company's outstanding capital stock, the exercise price of any incentive stock option granted must equal at least 110% of the fair market value on the grant date and the term of such incentive stock option must not exceed five years. The term of other incentive stock options granted under the 1997 Plan may not exceed ten years. A total of 2,250,000 shares of common stock are currently reserved for issuance pursuant to the 1997 Plan. As of December 31, 1998, options to purchase 2,113,929 shares of common stock at a weighted average exercise price of $18.21 per share were outstanding of which 111,909 were vested, and 96,582 shares of common stock remained available for future grants under the 1997 Plan.

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

                        CONCENTRIC NETWORK CORPORATION

   1997 Employee Stock Purchase Plan. The Company's 1997 Employee Stock Purchase Plan (the 1997 Purchase Plan) was approved by the Board of Directors on June 6, 1997 and by the stockholders on June 30, 1997. A total of 500,000 shares of common stock has been reserved for issuance under the 1997 Purchase Plan. The 1997 Purchase Plan, which is intended to qualify under Section 423 of the Internal Revenue Code, consists of 24-month offering periods beginning on the first trading day on or after February 15 and August 15 of each year, except for the first such offering period, which commenced on August 4, 1997 and ended on February 13, 1998. Each offering period contains four six-month purchase periods. Employees are eligible to participate if they are customarily employed by the Company or any designated subsidiary for at least 20 hours per week and more than five months in any calendar year. The 1997 Purchase Plan permits eligible employees to purchase common stock through payroll deductions of up to 10% of an employee's compensation (excluding overtime, shift premium, and other bonuses and incentive compensation), up to a maximum of $25,000 for all offering periods ending within the same calendar year. No employee may purchase more than 25,000 shares in any purchase period. The price of stock purchased under the 1997 Purchase Plan is 85% of the lower of the fair market value of the common stock at the beginning of the offering period or at the end of the current purchase period. Employees may end their participation at any time during an offering period, and they will be paid their payroll deductions to date. Participation ends automatically upon termination of employment with the Company. During the year ended December 31, 1998, 74,142 shares were purchased under the 1997 Purchase Plan at a weighted average price of $10.54 per share.

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

   The Company issued options to purchase 179,300 shares of common stock in December 1996, 40,267 shares of common stock in January 1997, 216,733 shares of common stock in June 1997, and repriced 181,473 options in July 1997. The Company recorded deferred compensation, for financial reporting purposes, of approximately $188,000 in 1996 and $1,303,000 for the year ended December 31, 1997, with respect to such option grants to reflect the difference between the exercise price and the deemed fair value for financial reporting purposes of these shares. Amortization of this deferred compensation was $0, $222,000 and $373,000 for the years ended December 31, 1996, 1997 and 1998, respectively. The amortization of this deferred compensation will continue over the four year vesting period of the associated stock options.

                        CONCENTRIC NETWORK CORPORATION

   The following table summarizes stock option activity under all of the
Plans:

                                                     Number of
                                                      Shares    Price Per Share
                                                     ---------  ---------------
Balance at December 31, 1995........................   807,083  $ 3.75--$ 33.00
  Granted...........................................   421,620       $3.75
  Exercised.........................................    (4,483) $ 3.75--$  9.00
  Canceled..........................................   (95,218) $ 3.75--$ 30.00
                                                     ---------
Balance at December 31, 1996........................ 1,129,002  $ 3.75--$ 33.00
  Granted........................................... 1,472,338  $ 3.75--$ 11.25
  Exercised.........................................   (64,544)      $3.75
  Canceled..........................................  (244,630) $ 3.75--$ 11.25
                                                     ---------
Balance at December 31, 1997........................ 2,292,166  $ 3.75--$ 30.00
  Granted........................................... 1,883,958  $ 9.88--$ 75.89
  Exercised.........................................  (611,694) $ 3.75--$ 20.87
  Canceled..........................................  (247,831) $ 3.75--$ 75.89
                                                     ---------
Balance at December 31, 1998........................ 3,316,599  $ 3.75--$ 75.89
                                                     =========

   The weighted average fair value of options granted during 1996, 1997 and 1998 was $0.87, $1.87 and $12.67, respectively.

   The following table summarizes information concerning currently outstanding and exercisable options as of December 31, 1998:

                                 Options Outstanding        Options Exercisable
                           -------------------------------- --------------------
                                        Weighted
                                         Average   Weighted             Weighted
                                        Remaining  Average    Number    Average
                             Number    Contractual Exercise Exercisable Exercise
     Exercise Prices       Outstanding    Life      Price   and Vested   Price
     ---------------       ----------- ----------- -------- ----------- --------
$3.75.....................    565,168     7.31      $ 3.75    374,715    $ 3.75
$6.00.....................    311,828     8.04      $ 6.00    131,443    $ 6.00
$8.85--$9.30..............    218,564     8.47      $ 9.13     78,058    $ 9.15
$9.88--$11.25.............    515,066     8.86      $11.04    111,409    $11.21
$12.45--$30.00............  1,693,688     9.38      $20.26     72,812    $14.47
$37.95--$75.89............     12,285     8.46      $60.07      6,539    $60.30
                            ---------                         -------
Total.....................  3,316,599                         774,976
                            =========                         =======

  Stock-Based Compensation

   Pro forma information regarding results of operations and loss per share is required by FAS 123 for awards granted after December 31, 1994 as if the Company had accounted for its stock-based awards to employees under a valuation method permitted by FAS 123. The value of the Company's stock-based awards to employees in 1995 and 1996 was estimated using the minimum value method. Options granted after the Public Offering have been valued using the Black-Scholes option pricing model. Among other things, the Black-Scholes model considers the expected volatility of the Company's stock price, determined in accordance with FAS 123, in

                        CONCENTRIC NETWORK CORPORATION
arriving at an option valuation. The minimum value method does not consider stock price volatility. Further, certain other assumptions necessary to apply the Black-Scholes model may differ significantly from assumptions used in calculating the value of options granted in 1995 and 1996 under the minimum value method.

   The fair value of the Company's stock-based awards to employees was estimated assuming no expected dividends and the following weighted average assumptions:

                                                               1996  1997  1998
                                                               ----  ----  ----
   Expected volatility........................................  N/A  .250  .935
   Expected life of options in years..........................  4.0   3.3  3.49
   Risk-free interest rate....................................  6.3%  6.0%  5.0%
   Expected dividend yield.................................... 0.00% 0.00% 0.00%

   For pro forma purposes, the estimated minimum value of the Company's stock-based awards to employees is amortized over the options' vesting period. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by FAS 123, net loss and net loss per share would have increased to the pro forma amounts indicated in the table below (in thousands except per share amounts):

                                                   Year Ended December 31,
                                                 -----------------------------
                                                   1996      1997      1998
                                                 --------  --------  ---------
   Net loss attributable to common stockholders
    as reported................................  $(66,381) $(55,582) $ (94,064)
   Net loss attributable to common
    stockholders--pro forma....................  $(66,605) $(56,224) $(100,030)
   Net loss per share attributable to common
    stockholders--as reported..................  $ (13.46) $  (5.63) $   (6.47)
   Net loss per share attributable to common
    stockholders--pro forma....................  $ (13.49) $  (5.70) $   (6.88)

8. Warrants to Purchase Common Stock

   In connection with the Company's Public Offering, all of the outstanding warrants to purchase preferred stock were converted to warrants to purchase common stock. The following warrants to purchase shares of the Company's common stock were outstanding at December 31, 1998:

                                                     Warrants Outstanding
                                              ----------------------------------
                                               Number   Weighted Average  Year
                Exercise Prices               of Shares  Exercise Price  Expires
                ---------------               --------- ---------------- -------
   $19.49....................................   877,718      $19.49       1999
   $3.75-$26.87..............................   185,742      $20.42       2000
   $6.00-$68.30..............................   439,668      $ 6.19       2002
   $10.86....................................   951,108      $10.86       2007
                                              ---------
                                              2,454,236
                                              =========

   The Company is obligated to issue a warrant to purchase 906,679 shares to SBC Communications Inc. in connection with an agreement signed in October 1998. The warrant will be issued upon the closing of the SBC Financing Agreement (See Note 14).

   The above warrants were issued at various times over the last several years in connection with a service agreements, a capital lease agreement, several debt and equity financings and a reseller agreement The Company

                        CONCENTRIC NETWORK CORPORATION
has deemed the fair market value of such warrants, using the Black-Scholes method, to be $822,000, $61,000, $5,700,000, $2,623,000 and $1,900,000,
respectively. The Company is amortizing the value of the warrants over the term of the related agreements which range from one to ten years. Amortization expense for the years ended December 31, 1996, 1997 and 1998 was $1,942,000, $1,720,000 and $767,000, respectively. The Company has reserved the amount of shares necessary to meet the exercise of these warrants.

9. Employee Benefit Plans

  Retirement Savings Plan

   The Company maintains a contributory 401(k) plan that covers substantially all employees. The Company contributes $0.30 for every $1.00 contributed by the participant up to a maximum of 1.5% of the participants' compensation. The Company contributed $45,000, $158,000 and $266,000 to the plan during the years ended December 31, 1996, 1997 and 1998, respectively.

10. Income Taxes

   As of December 31, 1998, the Company had federal and state net operating loss carryforwards of approximately $208,000,000 and $138,000,000, respectively. The net operating loss carryforwards will expire at various dates beginning in the years 2003 through 2018, if not utilized.

   Significant components of the Company's deferred tax assets and liabilities for federal and state income taxes of December 31, 1997 and 1998 are as follows (in thousands):

                                                               1997      1998
                                                             --------  --------
   Deferred tax assets:
     Net operating loss carryforwards....................... $ 55,000  $ 85,000
     Write-off of network equipment.........................    4,000     4,000
     Other, net.............................................    1,000     3,000
                                                             --------  --------
   Total deferred tax assets................................   60,000    92,000
                                                             --------  --------
   Deferred tax liabilities:
     Other, net.............................................    2,000     2,000
                                                             --------  --------
   Net deferred tax assets..................................   58,000    90,000
   Valuation allowance......................................  (58,000)  (90,000)
                                                             --------  --------
                                                             $    --   $    --
                                                             ========  ========

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

   The net valuation allowance increased by approximately $21,000,000 in 1997 and $32,000,000 in 1998.

                        CONCENTRIC NETWORK CORPORATION

11. Related Party Transactions--Other

   A former officer of the Company is a majority shareholder of a vendor of the Company. The Company incurred marketing fees to the vendor totaling $2,448,000, $2,600,000 and $1,085,000 in the years ended December 31, 1996,
1997, and 1998, respectively.

12. Contingencies

   In late April and early May, 1997, three putative securities class action complaints were filed in the United States District Court, Central District by certain stockholders of Diana Corporation (Diana), the parent corporation of Sattel Communications LLC (Sattel), alleging securities fraud related to plaintiffs' purchase of shares of Diana Common Stock in reliance upon allegedly misleading statements made by defendants, Diana, Sattel and certain of their respective affiliates, officers and directors (Diana Suit). The Company was named as a defendant in the complaint in connection with certain statements made by Diana and officers of Diana related to the Company's purchase of network switching equipment from Diana's Sattel subsidiary. The plaintiffs seek unspecified compensatory damages (See Note 15).

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

13. Business Combinations

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

   A summary of the purchase price allocation is as follows (in thousands):

   Current and other assets............................................ $ 1,348
   Computer and telecommunications equipment...........................   4,784
   Goodwill............................................................   9,496
   Other intangible assets.............................................   3,080
   Write-off of in process technology..................................   5,200
                                                                        -------
     Total purchase price allocation................................... $23,908
                                                                        =======

                        CONCENTRIC NETWORK CORPORATION

   Goodwill arising from the acquisition is being amortized on a straight-line basis over 5 years. Other intangible assets include developed technology, assembled workforce and customer lists and are being amortized over their useful lives ranging from two to four years.

   In May 1998, the Company acquired Delta Internet Services, Inc. ("DeltaNet") in a transaction that was accounted for as a pooling of interests. The Company issued approximately 226,000 shares of its common stock to DeltaNet shareholders in exchange for all outstanding DeltaNet shares. The Company also assumed outstanding DeltaNet options and warrants which were converted to options and warrants to purchase approximately 98,000 and 7,000 shares, respectively, of the Company's common stock. The results of operations of DeltaNet for the period from April 1, 1998 through December 31, 1998 are included in the consolidated results of operations. The Company's historical consolidated financial statements prior to the combination have not been restated to reflect the financial results of DeltaNet as these results are not material. The consolidated results of operations for the year ended December 31, 1998 include an acquisition related charge of $1.3 million primarily related to severance costs, reserves for redundant facilities and assets and professional fees.

   In August 1998, the Company acquired all of the outstanding stock of AnaServe, Inc. ("AnaServe"). The transaction was accounted for using the purchase method of accounting. The total purchase price of approximately $13.0 million consisted of a $9.6 million cash payment upon closing and the assumption of approximately $3.4 million of AnaServe's liabilities (including acquisition costs).

   A summary of the purchase price allocation is as follows (in thousands):

   Current and other assets...........................................  $   467
   Computer and telecommunications equipment..........................      497
   Goodwill...........................................................   11,630
   Other intangible assets............................................      416
                                                                        -------
     Total purchase price allocation..................................  $13,010
                                                                        =======

   Goodwill is being amortized over five years. Other intangible assets include developed technology, assembled workforce and customer lists and are being amortized over their useful lives ranging from one to four years.

   The following unaudited pro forma information represents the combined results of operations as if the acquisitions of InterNex, DeltaNet and AnaServe had occurred as of the beginning of the periods presented and does not purport to be indicative of what would have occurred had the acquisitions been made as of that date or the results which may occur in the future.

                                                  Year ended December 31,
                                                 ----------------------------
                                                   1996      1997      1998
                                                 --------  --------  --------
                                                       (In thousands,
                                                   except per share data)
   Pro forma net revenues....................... $ 25,958  $ 61,424  $ 89,435
   Pro forma net loss attributable to common
    stockholders................................  (78,769)  (71,351)  (92,967)
   Pro forma net loss per share attributable to
    common stockholders.........................   (15.26)    (7.07)    (6.37)

   The pro forma results include the historical operations of the Company and the historical operations of the acquired businesses adjusted to reflect certain pro forma adjustments, including the amortization of intangible assets, totaling $5.6 million during the years ended December 31, 1996 and 1997, and $1,724,000 during the year ended December 31, 1998. The pro forma results do not include the write-off of purchased research and development of $5.2 million since it is considered a non-recurring adjustment.

                        CONCENTRIC NETWORK CORPORATION

14. Strategic Relationship

   In October 1998, the Company entered into a strategic business arrangement (Commitment Agreement) with SBC Communications Inc. (SBC) to integrate Concentric's Internet-based business data services and technology into SBC's "Online Office" portfolio of data products and services for business customers. In connection with this arrangement, SBC agreed to acquire 906,679 shares of Concentric common stock either on the open market or from the Company at a price of $24.15 per share (SBC Financing Agreement). In December 1998, SBC purchased 100,000 shares of the Company's common stock in two open market purchases. The Company also agreed to issue a warrant to SBC to purchase an additional 906,679 shares. The warrant expires three years from the date of issuance and will be exercisable at $21 per share. The Company used the Black-Scholes method to determine the fair market value of the warrant and allocated $1,900,000 of the warrant value to the Commitment Agreement which will be amortized over the life of the Commitment Agreement.

15. Subsequent Event

  Public Offering

   On January 15, 1999, the Board of Directors authorized the Company to proceed with a public offering of the Company's common stock.

  Litigation

   On January 24, 1999, the Company agreed in principle to settle the Diana Suit for $750,000. The settlement is contingent upon court approval and certain other conditions.

  Equity Investment

   On January 22, 1999, the Company purchased approximately $10.0 million of common stock from Covad Communications in a private placement.

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

                                    PART IV

    Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K

      (a) 1. Financial Statements.

                 See Item 8 above.

             2. Financial Statement Schedule.

                 See Item 14(d) below.

             3. Exhibits.

                 The following exhibits are filed with this Report:

   Exhibit
   Number                              Exhibit Title
   -------                             -------------
     3.1   Form of Amended and Restated Certificate of Incorporation of
           Registrant. (Incorporated by reference from Registrant's
           Registration Statement on Form S-1 (File No. 333-27241), as amended, declared effective by the Securities and Exchange Commission ("SEC")
           on July 31, 1997).
     3.2   Amended and Restated Bylaws of Registrant. (Incorporated by
           reference from Registrant's Registration Statement on Form S-1 (File
           No. 333-27241), as amended, declared effective by the SEC on July
           31, 1997).
     3.3   Certificate of Designation of Voting Power, Designation Preferences
           and Relative, Participating, Optional and Other Special Rights and
           Qualifications, Limitations and Restrictions of 13 1/2% Series A and
           Series B Senior Redeemable Exchangeable Preferred Stock, due 2010 of
           the Registrant. (Incorporated by reference from Registrant's
           Registration Statement on Form S-1 (File No. 333-27241), as amended, declared effective by the SEC on July 31, 1997).
     4.1   Form of $150,000,000 12 3/4% Senior Notes due 2007. (Incorporated by
           reference from Registrant's Registration Statement on Form S-4 (File
           No. 333-45055), as amended, declared effective by the SEC on March
           24, 1998).
     4.2   Form of Warrant to purchase common stock. (Incorporated by reference from Registrant's Registration Statement on Form S-4 (File No. 333-
           58641), as declared effective by the SEC on August 11, 1998).
    10.1   Amended and Restated Registration Rights Agreement, as amended and restated as of August 21, 1996, by and among the Registrant, GS
           Capital Partners, L.P., Kleiner Perkins Caufield & Byers VII,
           Comdisco, Inc., Intuit, Inc., certain listed holders of Series C
           Convertible Preferred Stock, certain listed holders of Common Stock, certain listed holders of Series D Convertible Preferred Stock, and
           Racal-Datacom, Inc. (Incorporated by reference from Registrant's
           Registration Statement on Form S-1 (File No. 333-27241), as amended, declared effective by the SEC on July 31, 1997).
    10.2   Preferred Stock and Warrant Purchase Agreement, dated as of April
           20, 1995, by and among the Registrant, GS Capital Partners, L.P., and Kleiner Perkins Caufield & Byers VII and KPCB Information
           Sciences Zaibatsu Fund 11, as amended. (Incorporated by reference from Registrant's Registration Statement on Form S-1 (File No. 333-
           27241), as amended, declared effective by the SEC on July 31, 1997).
    10.3   Form of Director and Officer Indemnification Agreement.
           (Incorporated by reference from Registrant's Registration Statement on Form S-1 (File No. 333-27241), as amended, declared effective by the SEC on July 31, 1997).

   10.4   1995 Stock Incentive Plan for Employees and Consultants, as amended
          February 21, 1996. (Incorporated by reference from Registrant's
          Registration Statement on Form S-1 (File No. 333-27241), as amended, declared effective by the SEC on July 31, 1997).
   10.5   Amended and Restated 1996 Stock Plan. (Incorporated by reference from
          Registrant's Registration Statement on Form S-1 (File No. 333-27241), as amended, declared effective by the SEC on July 31, 1997).
   10.6   1997 Stock Plan. (Incorporated by reference from Registrant's
          Registration Statement on Form S-1 (File No. 333-27241), as amended, declared effective by the SEC on July 31, 1997).
   10.7   1997 Employee Stock Purchase Plan. (Incorporated by reference from
          Registrant's Registration Statement on Form S-1 (File No. 333-27241), as amended, declared effective by the SEC on July 31, 1997).
   10.8*  Amended and Restated Employee Services and Staffing Agreement, dated
          June 19, 1997, between the Registrant and Critical Technologies,
          Inc., as amended on September 30, 1996, and October 23, 1996, including Colocation Services Agreement, dated as of November 1,
          1994, between the Registrant and Critical Technologies, Inc. and amendments thereto. (Incorporated by reference from Registrant's
          Registration Statement on Form S-1 (File No. 333-27241), as amended, declared effective by the SEC on July 31, 1997).
   10.9*  Internet-Sign Up Wizard Referral and Microsoft Internet Explorer
          License and Distribution Agreement, dated March 28, 1997, between the
          Registrant and Microsoft Corporation. (Incorporated by reference from Registrant's Registration Statement on Form S-1 (File No. 333-27241), as amended, declared effective by the SEC on July 31, 1997).
   10.10* OEM License Agreement dated July 27, 1995, between the Registrant and
          Netscape Communications Corporation, as amended by First Amendment, dated January 2, 1996, Second Amendment, effective January 2, 1996, and Third Amendment, dated May 21, 1996. (Incorporated by reference from Registrant's Registration Statement on Form S-1 (File
          No. 333-27241), as amended, declared effective by the SEC on July 31,
          1997).
   10.11* "Dial up Client" Agreement, dated August 21, 1995, between the
          Registrant and Netscape Communications Corporation. (Incorporated by reference from Registrant's Registration Statement on Form S-1 (File
          No. 333-27241), as amended, declared effective by the SEC on July 31,
          1997).
   10.12* "Internet Account Server" Participation Agreement, dated as of
          January 14, 1997, between the Registrant and Netscape Communications
          Corporation. (Incorporated by reference from Registrant's
          Registration Statement on Form S-1 (File No. 333-27241), as amended, declared effective by the SEC on July 31, 1997).
   10.13* Special Customer Arrangement, dated May 17, 1996, between MCI
          Telecommunications Corporation and Sattel Communications LLC, as amended by First Amendment, dated July 2, 1996; assigned to Registrant by Assignment and Novation Agreement #2, dated as of August 7, 1996. (Incorporated by reference from Registrant's
          Registration Statement on Form S-1 (File No. 333-27241), as amended, declared effective by the SEC on July 31, 1997).
   10.14* Master Agreement for MCI Enhanced Services, effective November 1,
          1996, between the Registrant and MCI Telecommunications Corporation.
          (Incorporated by reference from Registrant's Registration Statement on Form S-1 (File No. 333-27241), as amended, declared effective by the SEC on July 31, 1997).
   10.15* Amended and Restated Employee Services and Staffing Agreement.
          (Incorporated by reference from Registrant's Registration Statement on Form S-1 (File No. 333-27241), as amended, declared effective by the SEC on July 31, 1997).
   10.16* Amendment No. 3 to Internet Access Services Agreement, dated August
          23, 1996, between the Registrant and Intuit Inc. (Incorporated by reference from Registrant's Registration Statement on Form S-1 (File
          No. 333-27241), as amended, declared effective by the SEC on July 31,
          1997).

   10.17* Contract for Services, dated June 17, 1996, by and between the Registrant and MFS Telephone, Inc. (Incorporated by reference from
          Registrant's Registration Statement on Form S-1 (File No. 333-27241), as amended, declared effective by the SEC on July 31, 1997).
   10.18* AT&T Contract Tariff Order, dated June 17, 1996, and Addendum of even date therewith. (Incorporated by reference from Registrant's
          Registration Statement on Form S-1 (File No. 333-27241), as amended, declared effective by the SEC on July 31, 1997).
   10.19* Master Lease Agreement Number CON01C Between Concentric Research
          Corporation and Racal-Datacom, Inc. ("Racal"), dated August 4, 1994, as Supplemented by Letter Agreement, dated March 30, 1995, Between the Corporation and Racal. (Incorporated by reference from Registrant's Registration Statement on Form S-1 (File No. 333-27241), as amended, declared effective by the SEC on July 31, 1997).
   10.20* Lease Agreement Number CON04C between Concentric Network Corporation and Racal- Datacom, Inc., dated June 26, 1996. (Incorporated by reference from Registrant's Registration Statement on Form S-1 (File
          No. 333-27241), as amended, declared effective by the SEC on July 31,
          1997).
   10.21* Master On-site Maintenance Plan Agreement Number CON02C Between
          Concentric Research Corporation and Racal-Datacom, Inc., dated August
          24, 1994. (Incorporated by reference from Registrant's Registration
          Statement on Form S-1 (File No. 333-27241), as amended, declared effective by the SEC on July 31, 1997).
   10.22 Lease Agreement, dated November 1, 1996, effective March 11, 1996, by and between the Registrant and Saginaw Video Associates, d.b.a.
          Saginaw Conference Center. (Incorporated by reference from
          Registrant's Registration Statement on Form S-1 (File No. 333-27241), as amended, declared effective by the SEC on July 31, 1997).
   10.23 Amended and Restated Lease Agreement, dated as of October 7, 1996, between the Registrant and Larry Shackley. (Incorporated by reference from Registrant's Registration Statement on Form S-1 (File No. 333-
          27241), as amended, declared effective by the SEC on July 31, 1997).
   10.24* Internet Access Service Agreement, dated December 11, 1995, effective as of August 1, 1995, between the Registrant and Intuit, Inc., as amended. (Incorporated by reference from Registrant's Registration
          Statement on Form S-1 (File No. 333-27241), as amended, declared effective by the SEC on July 31, 1997).
   10.25* Virtual Private Network Services, dated August 16, 1996, between the
          Registrant and WebTV Networks, Inc. (Incorporated by reference from
          Registrant's Registration Statement on Form S-1 (File No. 333-27241), as amended, declared effective by the SEC on July 31, 1997).
   10.26* Support Services Agreement, dated March 31, 1997, by and between the
          Registrant and MCI Telecommunications Corporation. (Incorporated by reference from Registrant's Registration Statement on Form S-1 (File
          No. 333-27241), as amended, declared effective by the SEC on July 31,
          1997).
   10.27 Note and Warrant Purchase Agreement, dated June 19, 1997, by and between the Registrant and Williams Communications Group, Inc.
          ("WCG"). (Incorporated by reference from Registrant's Registration
          Statement on Form S-1 (File No. 333-27241), as amended, declared effective by the SEC on July 31, 1997).
   10.28 Service Credits Letter Agreement, dated June 19, 1997, by and between the Registrant and WCG. (Incorporated by reference from Registrant's
          Registration Statement on Form S-1 (File No. 333-27241), as amended, declared effective by the SEC on July 31, 1997).
   10.29 $1,100,000 Obligation Letter Agreement, dated June 19, 1997, between the Registrant and WCG. (Incorporated by reference from Registrant's
          Registration Statement on Form S-1 (File No. 333-27241), as amended, declared effective by the SEC on July 31, 1997).

   10.30 Agency Agreement and Distribution Agreement, dated June 19, 1997, between the Registrant and WCG. (Incorporated by reference from Registrant's Registration Statement on Form S-1 (File No. 333-27241), as amended, declared effective by the SEC on July 31, 1997).
   10.31* Co-Marketing Service Agreement, dated June 23, 1997 between the
          Registrant and Netscape Communications, Inc. ("Netscape").
          (Incorporated by reference from Registrant's Registration Statement on Form S-1 (File No. 333-27241), as amended, declared effective by the SEC on July 31, 1997).
   10.32* Trademark License Agreement, dated June 23, 1997, between the
          Registrant and Netscape. (Incorporated by reference from Registrant's
          Registration Statement on Form S-1 (File No. 333-27241), as amended, declared effective by the SEC on July 31, 1997).
   10.33* Software License Order Form, dated June 23, 1997, between the
          Registrant and Netscape. (Incorporated by reference from Registrant's
          Registration Statement on Form S-1 (File No. 333-27241), as amended, declared effective by the SEC on July 31, 1997).
   10.34  Note and Warrant Purchase Agreement, dated June 23, 1997, between the
          Registrant, Kleiner Perkins, Caufield & Byers VII and KPCB
          Information Science Zaibatsu Fund VII. (Incorporated by reference from Registrant's Registration Statement on Form S-1 (File No. 333-
          27241), as amended, declared effective by the SEC on July 31, 1997).
   10.35* Amendment to Virtual Private Network Services Agreement between the
          Registrant and WebTV Networks, Inc., dated November 1, 1997.
          (Incorporated by reference from Registrant's Quarterly Report on Form
          10-Q for the quarter ended September 30, 1997, filed with the SEC on November 14, 1997).
   10.36 Registration Rights Agreement, dated as of December 18, 1997 between the Registrant and UBS Securities LLC, Bear Stearns & Co., Inc., and
          Wheat First Securities, Inc. (the "Initial Purchasers").
          (Incorporated by reference from Registrant's Registration Statement on Form S-4 (File No. 333-45055), as amended, declared effective by the SEC on March 24, 1998).
   10.37  Purchase Agreement, dated as of December 15, 1997 between the
          Registrant and the Initial Purchasers. (Incorporated by reference from Registrant's Registration Statement on Form S-4 (File No. 333-
          45055), as amended, declared effective by the SEC on March 24, 1998).
   10.38  Warrant Agreement, dated as of December 18, 1997, between the
          Registrant and Chase Manhattan Bank and Trust Company, National
          Association, as warrant agent. (Incorporated by reference from Registrant's Registration Statement on Form S-4 (File No. 333-45055), as amended, declared effective by the SEC on March 24, 1998).
   10.39 Warrant Registration Rights Agreement, dated as of December 18, 1997, between the Registrant and the Initial Purchasers. (Incorporated by reference from Registrant's Registration Statement on Form S-4 (File
          No. 333-45055), as amended, declared effective by the SEC on March
          24, 1998).
   10.40  Escrow Agreement, dated December 18, 1997, between the Registrant and
          Chase Manhattan Bank and Trust Company, National Association.
          (Incorporated by reference from Registrant's Registration Statement on Form S-4 (File No. 333-45055), as amended, declared effective by the SEC on March 24, 1998).
   10.41 Standard Industrial Lease, dated as of February 17, 1995, by and between Tiara Computer Systems, Inc. and InterNex Information
          Services, Inc. (Incorporated by reference from Registrant's Annual
          Report on Form 10-K for the fiscal year ended December 31, 1997).
   10.42  Standard Industrial Lease, dated as of July 25, 1996, by and between
          San Tomas Investors II and InterNex Information Service, Inc.
          (Incorporated by reference from Registrant's Annual Report on Form
          10-K for the fiscal year ended December 31, 1997).
   10.43 Form of Warrant to purchase common stock. (Incorporated by reference from Registrant's Registration Statement on Form S-4 (File No. 333-
          58641), as declared effective by the SEC on August 11, 1998).

   10.44 Purchase Agreement, dated as of June 3, 1998, by and among the Registrant and the Initial Purchasers. (Incorporated by reference from Registrant's Registration Statement on Form S-4 (File No. 333-
          58641), as declared effective by the SEC on August 11, 1998).
   10.45 Registration Rights Agreement, dated as of June 8, 1998, by and among the Registrant and the Initial Purchasers. (Incorporated by reference from Registrant's Registration Statement on Form S-4 (File No. 333-
          58641), as declared effective by the SEC on August 11, 1998).
   10.46 Form of Indenture for Exchange Debentures. (Incorporated by reference from Registrant's Registration Statement on Form S-4 (File No. 333-
          58641), as declared effective by the SEC on August 11, 1998).
   10.47* Carrier Agreement by and between the Registrant and MCI
          Telecommunications Corporation, dated August 12, 1998. (Incorporated by reference from Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed with the SEC on November 16,
          1998).
   10.48 Stock Purchase Agreement by and between the Registrant and Southwestern Bell Internet Services, Inc., dated October 19, 1998.
          (Incorporated by reference from Registrant's Quarterly Report on Form
          10-Q for the quarter ended September 30, 1998, filed with the SEC on November 16, 1998).
   21.1   List of Subsidiaries.
   23.1   Consent of Ernst & Young, LLP, Independent Auditors.
   24.1   Power of Attorney (see signature page).
   27.1   Financial Data Schedule. (Incorporated by reference to Registrant's
          Registration Statement on Form S-3 (File No. 333-71235) filed with the SEC January 20, 1999).

--------
* Certain information in this exhibit was omitted and filed separately with the SEC pursuant to a confidential treatment request.

      (b) Reports on Form 8-K.

             No reports on Form 8-K were filed during the last quarter of the period covered by this report.

      (c) Exhibits.

             See item 14(a)(3) above.

      (d) Financial Statement Schedules.

             Schedule II--Valuation and Qualifying Accounts

                                            Additions   Deductions   Balance
                                 Balance    Charge to  Uncollectable  at End
                               at Beginning  Costs &     Accounts       of
           Description          of Period    Expenses   Written Off   Period
           -----------         ------------ ---------- ------------- --------
   For the period ended
    December 31, 1998.........   $80,049    $1,155,356   $545,051    $690,354
   ---------------------------
   For the period ended
    December 31, 1997.........    56,000        40,000     15,951      80,049
   ---------------------------
   For the Period ended
    December 31, 1996.........         0        56,000          0      56,000
   ---------------------------

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

   Date: January 29, 1999                 CONCENTRIC NETWORK CORPORATION


                                          By: /s/ Henry R. Nothhaft
                                             ------------------------------
                                             Henry R. Nothhaft
                                             President and Chief Executive
                                             Officer

   KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Henry R. Nothhaft and Michael F. Anthofer, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue thereof.

   Pursuant to the requirements of the Securities Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

             Signature                           Title                  Date
             ---------                           -----                  ----

/s/ Henry R. Nothhaft                President and Chief             January 29, 1999
--------------------------------      Executive Officer
Henry R. Nothhaft                     (Principal Executive
                                      Officer), Director,
                                      Chairman of the Board

/s/ Michael F. Anthofer              Chief Financial Officer         January 29, 1999
--------------------------------      (Principal Financial and
Michael F. Anthofer                   Accounting Officer)

/s/ Vinod Khosla                     Director                        January 29, 1999
--------------------------------
Vinod Khosla

/s/ Franco Regis                     Director                        January 29, 1999
---------------------------------
Franco Regis

/s/ Gary E. Rieschel                 Director                        January 29, 1999
---------------------------------
Gary E. Rieschel

/s/ S. Miller Williams               Director                        January 29, 1999
---------------------------------
S. Miller Williams