Form 10-K/A
period 1998-12-31
CONCENTRIC NETWORK CORP
filed 1999-02-08
CIK 1007304

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-K/A

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

                               Yes [X]    No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on January 29, 1999 as reported on the National Market of The Nasdaq Stock Market, was approximately $408,584,320.50. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of January 29, 1999, registrant had outstanding 15,981,314 shares of Common Stock.

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

   As part of this relationship, SBC agreed in October 1998 to acquire 906,679 shares of Concentric's common stock either on the open market or from the Company. In December 1998, SBC purchased 100,000 shares of common stock in two open market purchases. The remaining 806,679 shares were purchased from the Company in January 1999 for an aggregate purchase price of approximately $19.5 million. We also issued SBC a warrant to purchase 906,679 shares of Concentric common stock at an exercise price of $21.00 per share.

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

   John K. Peters was named Executive Vice President and General Manager, Network Services Applications Division in June 1995. In June 1998, Mr. Peters assumed a new position as Executive Vice President and General Manager, Network Services Application Division. From 1993 to August 1995, Mr. Peters served as President of Venture Development Consulting, a consulting firm specializing in new communications and information services. From 1988 to 1993, Mr. Peters was Vice President and Chief Operating Officer of Pacific Bell Information Services, Inc. Prior to that, Mr. Peters spent three years as Vice President of Application Services for Telestream Corporation. In 1981, Mr. Peters co-founded Integrated Office Systems, Inc., a communications and information systems company. From 1976 to 1980, Mr. Peters was Vice President of Advanced Network Services for GTE Telenet Communications Corporation. Mr. Peters has an M.B.A. from Stanford Graduate School of Business and a B.S. in Statistics from Stanford University.

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

   Mark W. Fisher joined the Company in June 1997 as Vice President of Corporate Marketing and was promoted to Senior Vice President and General Manager, Network Services Division in July 1998. From July 1996 to June 1997, Mr. Fisher was General Manager and Vice President, Marketing of Pacific Bell Internet Services, a wholly owned subsidiary of Pacific Bell. From June 1995 to August 1996, Mr. Fisher was Vice President, Marketing of Pacific Bell Internet Services. From 1989 to May 1995, Mr. Fisher held various data product marketing and data center operations positions at Pacific Bell. Mr. Fisher has an M.B.A. from the University of California, Berkeley and a B.S. in mechanical engineering from the U.S. Naval Academy.

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
  Fourth Quarter................................................  37 1/4  14 1/2
Fiscal Year Ending December 31, 1999:
  First Quarter (through January 29, 1999)...................... $47 1/2 $31 7/8

   On January 29, 1999, the last reported sale price for our common stock on the Nasdaq National Market was $43.50 per share. As of January 20, 1999, we estimate that there were approximately 271 holders of record and over 4,388 beneficial owners of the common stock.

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

   In January 1999, the Company used approximately $10.0 million in cash to purchase 555,556 shares of Covad's common stock. The investment was made as part of a broader strategic relationship with Covad. The shares of common stock were purchased at Covad's initial public offering price of $18.00 per share. Additionally, SBC purchased approximately $19.5 million of common stock from the Company in January 1999.

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

                                          /s/ Ernst & Young LLP

San Jose, California
January 25, 1999, except for Note 15, as to which the date is February 1, 1999

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

   1999 Nonstatutory Stock Option Plan. The Company's 1999 Nonstatutory Stock Option Plan (the "1999 Plan") provides for the granting to employees, directors and consultants of nonstatutory stock options. The 1999 Plan was approved by the Board of Directors in January 1999. Unless terminated sooner, the 1999 Plan will terminate automatically in 2009. A total of 550,000 shares of Common Stock are currently reserved for issuance pursuant to the 1999 Plan, options to purchase all of which were granted in January 1999.

   The 1999 Plan may be administered by the Board of Directors or a committee of the Board (as applicable, the "Administrator"). The Administrator has the power to determine the terms of the options, including the exercise price, the number of shares subject to each option, the exercisability thereof, and the form of consideration payable upon such exercise. In addition, the Administrator has the authority to amend, suspend or terminate the 1999 Plan, provided that no such action may affect any share of Common Stock previously issued and sold or any option previously granted under the 1999 Plan.

                        CONCENTRIC NETWORK CORPORATION

   Options granted under the 1999 Plan are not generally transferable by the optionee, and each option is exercisable during the lifetime of the optionee only by such optionee. Options granted under the 1999 Plan must generally be exercised within three months of the end of the optionee's status as an employee or consultant of the Company, or within twelve months after such optionee's termination by death or disability, but in no event later than the expiration of the option's term. The exercise price of nonstatutory stock options granted under the 1999 Plan is determined by the Administrator.

   The 1999 Plan provides that in the event of a merger of the Company with or into another corporation, a sale of substantially all of the Company's assets, each option shall be assumed or an equivalent option substituted by the successor corporation. If the outstanding options are not assumed or substituted, the Administrator shall provide for the Optionee to have the right to exercise the option as to all of the optioned stock, including shares as to which it would not otherwise be exercisable for a period of fifteen (15) days from the date of such notice, and the option will terminate upon the expiration of such period.

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

  SBC Financing Agreement

   On January 29, 1999, SBC purchased 806,679 shares of common stock from the Company in connection with the SBC Financing Agreement for net proceeds of approximately $19,500,000 and issued SBC a warrant to purchase 906,679 shares of the Company's common stock at an exercise price of $21.00 per share.

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

   10.44 Purchase Agreement, dated as of June 3, 1998, by and among the Registrant and the Initial Purchasers. (Incorporated by reference from Registrant's Registration Statement on Form S-4 (File No. 333-
          58641), as declared effective by the SEC on August 11, 1998).
   10.45 Registration Rights Agreement, dated as of June 8, 1998, by and among the Registrant and the Initial Purchasers. (Incorporated by reference from Registrant's Registration Statement on Form S-4 (File No. 333-
          58641), as declared effective by the SEC on August 11, 1998).
   10.46 Form of Indenture for Exchange Debentures. (Incorporated by reference from Registrant's Registration Statement on Form S-4 (File No. 333-
          58641), as declared effective by the SEC on August 11, 1998).
   10.47* Carrier Agreement by and between the Registrant and MCI
          Telecommunications Corporation, dated August 12, 1998. (Incorporated by reference from Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed with the SEC on November 16,
          1998).
   10.48 Stock Purchase Agreement by and between the Registrant and Southwestern Bell Internet Services, Inc., dated October 19, 1998.
          (Incorporated by reference from Registrant's Quarterly Report on Form
          10-Q for the quarter ended September 30, 1998, filed with the SEC on November 16, 1998).
   10.49* Amendment Number Four to Virtual Private Services Agreement between the Registrant and WebTV, Inc., dated November 18, 1998.
          (Incorporated by reference from Registrant's Registration Statement on Form S-3 (File No. 333-71235) filed with the SEC on January 27,
          1999).
   10.50  Form of 1999 Non-Statutory Stock Option Plan.
   21.1+  List of Subsidiaries.
   23.1   Consent of Ernst & Young, LLP, Independent Auditors.
   24.1+  Power of Attorney (see signature page).
   27.1   Financial Data Schedule. (Incorporated by reference to Registrant's
          Registration Statement on Form S-3 (File No. 333-71235) filed with the SEC January 20, 1999).

--------
* Certain information in this exhibit was omitted and filed separately with the SEC pursuant to a confidential treatment request.
+  Previously filed.

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

   Date: February 8, 1999                 CONCENTRIC NETWORK CORPORATION

                                             /s/ Henry R. Nothhaft
                                          By: _________________________________
                                             Henry R. Nothhaft
                                             President and Chief Executive
                                             Officer

   Pursuant to the requirements of the Securities Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

             Signature                           Title                  Date
             ---------                           -----                  ----

/s/ Henry R. Nothhaft                President and Chief             February 8, 1999
____________________________________  Executive Officer
Henry R. Nothhaft                     (Principal Executive
                                      Officer), Director,
                                      Chairman of the Board

*                                    Chief Financial Officer         February 8, 1999
____________________________________  (Principal Financial and
Michael F. Anthofer                   Accounting Officer)

*                                    Director                        February 8, 1999
____________________________________
Vinod Khosla

*                                    Director                        February 8, 1999
____________________________________
Franco Regis

*                                    Director                        February 8, 1999
____________________________________
Gary E. Rieschel

*                                    Director                        February 8, 1999
____________________________________
S. Miller Williams

          /s/ Henry R. Nothhaft      Director                        February 8, 1999
*By: _______________________________
Henry R. Nothhaft