Form 10-Q
period 1999-03-31
CONCENTRIC NETWORK CORP
filed 1999-05-17
CIK 1007304

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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


                              1400 PARKMOOR AVENUE
                           SAN JOSE, CALIFORNIA 95126
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                                 (408) 817-2800
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.

                              YES [X]      NO [_]

        The number of issued and outstanding shares of the Registrant's Common Stock, $0.001 par value, as of March 31, 1999, was 20,109,319.

================================================================================

                         CONCENTRIC NETWORK CORPORATION

                          PART I-FINANCIAL INFORMATION


                                                                                                                PAGE
-----------  ------------------------------------------------------------------------------------------------  -------

Item 1.      Financial Statements:

             Condensed Consolidated Balance Sheets at March 31, 1999 and December 31, 1998...................        3

             Condensed Consolidated Statements of Operations for the three month periods ended
             March 31, 1999 and 1998.........................................................................        4

             Condensed Consolidated Statements of Cash Flows for the three month periods ended
             March 31, 1999 and 1998.........................................................................        5

             Notes to Unaudited Condensed Consolidated Financial Statements..................................      6-7

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations...........     8-27

PART II-OTHER INFORMATION

Item 1.      Legal Proceedings...............................................................................       28

Item 2.      Changes in Securities and Use of Proceeds.......................................................       28

Item 3.      Defaults Upon Senior Securities.................................................................       28

Item 4.      Submission of Matters to a Vote of Security Holders.............................................       28

Item 5.      Other Information...............................................................................       28

Item 6.      Exhibits and Reports on Form 8-K................................................................       29

Signatures.                                                                                                         30

PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements

                         CONCENTRIC NETWORK CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)


                                                                                        March 31,        December 31,
                                                                                          1999               1998
                                                                                      ------------       ------------
                                                                                       (Unaudited)

                                      ASSETS
Current assets:
 Cash and cash equivalents........................................................         $ 225,661          $  98,988
 Short term investments...........................................................            48,272             52,226
 Current portion of restricted cash...............................................            19,125             19,125
 Accounts receivable, net.........................................................            12,369             13,714
 Other current assets.............................................................             4,178              3,058
                                                                                           ---------          ---------
   Total current assets...........................................................           309,605            187,111
Property and equipment, net.......................................................            69,209             64,268
Restricted cash, net of current portion...........................................            17,610             17,113
Goodwill and other intangible assets..............................................            18,973             20,364
Other assets......................................................................            18,942              9,401
                                                                                           ---------          ---------
Total assets......................................................................         $ 434,339          $ 298,257
                                                                                           =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
 Accounts payable.................................................................         $  23,950          $  26,342
 Accrued compensation and other employee benefits.................................             2,208              2,024
 Other current liabilities........................................................            10,014              4,559
 Current portion of capital lease obligations.....................................             6,256              6,543
 Deferred revenue.................................................................             3,441              3,104
                                                                                           ---------          ---------
   Total current liabilities......................................................            45,869             42,572

Capital lease obligations, net of current portion.................................             9,546             10,434
Notes payable.....................................................................           146,132            146,021

Commitments
Redeemable exchangeable preferred stock...........................................           161,658            156,105
Stockholders' equity (deficit):
 Common stock.....................................................................           343,492            190,076
 Accumulated deficit..............................................................          (271,555)          (246,055)
 Deferred compensation............................................................              (803)              (896)
                                                                                           ---------          ---------
Total stockholders' equity (deficit)..............................................            71,134            (56,875)
                                                                                           ---------          ---------
Total liabilities and stockholders' equity (deficit)..............................         $ 434,339          $ 298,257
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

                         CONCENTRIC NETWORK CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   Unaudited
                    (In thousands, except per share amounts)


                                                                                                  Three Months
                                                                                                 Ended March 31,
                                                                                       ----------------------------------
                                                                                              1999             1998
                                                                                       ----------------  ----------------
Revenue..............................................................................         $ 30,066         $ 16,484

Costs and expenses:
 Cost of revenue.....................................................................           28,263           17,724
 Development.........................................................................            2,645            1,507
 Marketing and sales.................................................................           11,173            8,494
 General and administrative..........................................................            3,321            1,852
 Amortization of goodwill and other intangible assets................................            1,391              506
 Write off of in-process technology..................................................                -            5,200
                                                                                              --------         --------
Total costs and expenses.............................................................           46,793           35,283
                                                                                              --------         --------
Loss from operations.................................................................          (16,727)         (18,799)
Net interest expense and other.......................................................            3,220            4,470
                                                                                              --------         --------
Loss before extraordinary item.......................................................          (19,947)         (23,269)
Extraordinary gain on early retirement of debt.......................................                -            3,042
                                                                                              --------         --------
Net loss.............................................................................          (19,947)         (20,227)
Preferred stock dividends and accretion..............................................           (5,553)               -
                                                                                              --------         --------
Net loss attributable to common stockholders.........................................         $(25,500)        $(20,227)
                                                                                              ========         ========

Net loss per share:
 Loss before extraordinary item......................................................         $  (1.17)        $  (1.64)
 Extraordinary gain..................................................................                -             0.21
                                                                                              --------         --------
 Net loss............................................................................            (1.17)           (1.43)
 Preferred stock dividends and accretion.............................................             (.32)               -
                                                                                              --------         --------
 Net loss per share attributable to common stockholders..............................         $  (1.49)        $  (1.43)
                                                                                              ========         ========

Shares used in computing net loss and net loss per share attributable to common                 17,091           14,157
 stockholders........................................................................         ========         ========


                            See accompanying notes.

                         CONCENTRIC NETWORK CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   Unaudited
                                 (In thousands)

                                                                                                           Three Months Ended
                                                                                                                March 31,
                                                                                                          ----------------------
                                                                                                             1999       1998
                                                                                                          ----------  ----------
Operating Activities
Net loss................................................................................................   $(25,500)  $(20,227)
Adjustments to reconcile net loss to net cash used in operating activities:
 Depreciation...........................................................................................      6,266      5,282
 Amortization of deferred interest, cost of revenue and marketing and sales related to issuance
  of warrants...........................................................................................        424        304
 Amortization of goodwill and other intangible assets...................................................      1,391        506
 Amortization of deferred interest related to Senior Notes..............................................        134        127
 Amortization of other deferred assets..................................................................        488        451
 Amortization of deferred compensation..................................................................         93         93
 Preferred stock dividends and accretion................................................................      5,553          -
 Gain on retirement of debt.............................................................................          -     (3,042)
 Write-off of in-process technology.....................................................................          -      5,200
Changes in current assets and liabilities:
 Accounts receivable....................................................................................      1,345       (475)
 Other current assets...................................................................................       (335)       (81)
 Prepaid expenses.......................................................................................     (1,055)       (16)
 Accounts payable.......................................................................................     (2,392)        93
 Accrued compensation and other employee benefits.......................................................        184       (559)
 Deferred revenue.......................................................................................        337        (66)
 Other current liabilities..............................................................................      5,454      3,995
                                                                                                           --------   --------
Net cash used in operating activities...................................................................     (7,613)    (8,415)

Investing Activities
Additions of property and equipment.....................................................................    (10,832)    (1,543)
Net change in short term investments....................................................................      3,954          -
Net change in long term investments.....................................................................    (10,205)         -
Cash investment in InterNex Information Services, Inc., net of cash acquired............................          -    (15,452)
                                                                                                           --------   --------
Net cash used in investing activities...................................................................    (17,083)   (16,995)

Financing Activities
Net change in restricted cash...........................................................................       (497)      (748)
Repayment of notes payable..............................................................................          -     (1,960)
Repayment of lease obligations to a related party.......................................................          -     (3,079)
Repayment of lease obligations to a related party-early retirement of debt..............................          -    (24,750)
Repayment of lease obligations..........................................................................     (1,550)      (504)
Proceeds from issuances of stock and warrants...........................................................    153,416        362
Deferred financing costs................................................................................          -       (163)
                                                                                                           --------   --------
Net cash provided by (used in) financing activities.....................................................    151,369    (30,842)
                                                                                                           --------   --------
Increase (decrease) in cash and cash equivalents........................................................    126,673    (56,252)
Cash and cash equivalents at beginning of period........................................................     98,988    119,959
                                                                                                           --------   --------
Cash and cash equivalents at end of period..............................................................   $225,661   $ 63,707
                                                                                                           ========   ========

Supplemental Disclosures Of Noncash Investing And Financing Activities
Capital lease obligations incurred with a related party.................................................   $     --   $  1,285
Capital lease obligations incurred......................................................................   $    587   $     19

Supplemental Disclosures Of Cash Flow Information
Interest paid...........................................................................................   $    365   $  1,397

                         CONCENTRIC NETWORK CORPORATION

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  Basis Of Presentation

        These unaudited condensed consolidated financial statements and the related footnote information have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company's management, the accompanying unaudited interim condensed financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. The results for the interim period ended March 31, 1999 are not necessarily indicative of results to be expected for the entire year ending December 31, 1999 or future operating periods.

2.  Cash, Cash Equivalents and Short Term Investments

        The Company considers all highly liquid investments with an original maturity (at date of purchase) of three months or less to be the equivalent of cash for the purpose of balance sheet and statement of cash flows presentation. Investments with maturities between three and twelve months are considered to be short term investments. Management determines the appropriate classification of its investments in debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company's debt securities have been classified and accounted for as available-for-sale. These securities are carried at fair value and unrealized gains and losses have not been material to date. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in interest income and have not been material to date. Cash and cash equivalents are held primarily with four financial institutions.

3.  Net Loss Per Share

        Basic and diluted net loss per share have been computed in accordance with the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share". Net loss per share is computed using the weighted average number of shares of common stock outstanding. Common stock equivalent shares from stock options and warrants are not included as the effect is antidilutive.

4.  Stockholders' Equity

        In January 1999 SBC Communications Inc. purchased 806,679 shares of common stock for an aggregate purchase price of approximately $19.5 million pursuant to an agreement reached between the two companies in October 1998. In connection with the agreement, the Company has issued to SBC a warrant to purchase an additional 906,679 shares. The warrant expires three years from the date of issuance and is exercisable at $21.00 per share. The Company deemed the fair market value of the warrant, using the Black-Scholes method, to be $1.9 million which will be amortized as a marketing cost over the life of the agreement.

        In February 1999 the Company effected a public offering of its common stock pursuant to a Registration Statement on Form S-3 filed with the Securities and Exchange Commission. The Company issued and sold 2,830,500 shares at $44.50 per share for net proceeds of approximately $119.4 million. Certain selling stockholders exercised warrants to purchase directly from the Company 800,000 shares of common stock having an aggregate purchase price of approximately $10.2 million, which shares were also registered and sold in the public offering by such stockholders.

5.  Equity Investment

        In January 1999 the Company purchased approximately $10.0 million of common stock from Covad Communications, Inc. (Covad) and certain Covad stockholders at Covad's initial public offering price.

6.  Acquisition

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

7.  Early Retirement Of Debt

        On March 31, 1998, the Company retired a portion of debt in the form of capital lease obligations to a related party. The Company paid $24.8 million for extinguishment of debt. The Company recognized an extraordinary gain of $3.0 million in connection with this transaction.

8.  Income Taxes

        The Company accounts for income taxes using the liability method in accordance with Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes" ("FAS 109"). No provision for income taxes is expected for 1999 as the Company expects to incur a net loss for the year and does not meet the criteria for recognizing an income tax benefit under the provisions of FAS 109.

9.  Subsequent Events

      Equity Investment.

        In April 1999, the Company purchased approximately $5.0 million of Series D-1 Preferred Stock from NorthPoint Communications Group, Inc.

      Stock Split.

        In March 1999, the Company announced that its Board of Directors had approved a two-for-one stock split of its common stock. Stockholders will receive one additional share for every share of Concentric common stock held on the record date of April 30, 1999. These shares are expected to be payable after market close on May 21, 1999, and accordingly, share and per share information will not be retroactively restated until such date.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This section and other parts of this Report contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the subsection entitled "Factors Affecting Operating Results" commencing on page 14. The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Financial Statements and the Notes thereto included elsewhere in this Report.

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

        The Company's revenue prior to 1996 was primarily generated from providing Internet access to consumers. The Company's current focus is on developing and deploying virtual private networks or VPNs and providing dedicated network access and Web hosting services for enterprise customers. Contracts with enterprise customers typically have a term ranging from one to three years. The Company expects enterprise-related revenue to represent an increasing portion of total revenue in future periods. The foregoing expectation is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors including the Company's operating results, the results and timing of the Company's launch of new products and services, governmental or regulatory changes, the ability of the Company to meet product and project demands, the success of the Company's marketing efforts, competition and acquisitions of complementary businesses, technologies or products.

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

        The Company may acquire other complementary products, technology and If the Company were to incur additional charges for acquired in-process technology, amortization of goodwill and acquisition costs with respect to any future acquisitions, the Company's business, operating results and financial condition could be materially and adversely affected. See "Factors Affecting Operating Results--Our Acquisition Strategy Poses Several Risks" and "--Liquidity and Capital Resources."

        The Company has incurred net losses and experienced negative cash flow from operations since inception and expects to continue to operate at a net loss and experience negative cash flow at least through the first quarter of 2000. The Company's ability to achieve profitability and positive cash flow from operations is dependent upon the Company's ability to substantially grow its revenue base and achieve other operating efficiencies. The

Company experienced net losses attributable to common stockholders of approximately $66.4 million, $55.6 million and $94.1 million for the years ended December 31, 1996, 1997, and 1998, respectively and $25.5 million for the three months ended March 31, 1999. We cannot assure you that the Company will be able to achieve or sustain revenue growth, profitability or positive cash flow on either a quarterly or an annual basis.

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

Results of Operations

        Revenue.   Revenue totaled approximately $30.1 million for the three
month period ended March 31, 1999, a $13.6 million increase over revenue of approximately $16.5 million for the three month period ended March 31, 1998. This increase reflects growth in revenue from:

        . the Company's broadened product offerings to its enterprise customers;

        .  the Company's marketing arrangements with its strategic partners;

        .  continued growth in revenue derived from Internet access customers;
           and

        . revenues from InterNex, DeltaNet and AnaServe which were acquired in 1998.

        The Company expects revenue growth from Internet access customers to flatten over time. Revenue from WebTV declined to 30.1% of the Company's net revenue for the three month period ended March 31, 1999 compared to 30.8% for the three month period ended March 31, 1998. The Company expects revenue from WebTV to decrease as a percentage of revenue. The foregoing expectation is a forward looking statement that involves risks and uncertainties and the actual results could vary materially as a result of a number of factors including those set forth under the caption "Factors Affecting Operating Results--The Loss of Any of Our Major Customers Could Severely Impact Our Business."

        Cost of Revenue.   Cost of revenue consists primarily of personnel costs
to maintain and operate the Company's network, access charges from local exchange carriers, backbone and Internet access costs, depreciation of network equipment and amortization of related assets. Cost of revenue for the three month period ended March 31, 1999 was approximately $28.3 million, an increase of $10.6 million from cost of revenue of $17.7 million for the three month period ended March 31, 1998. This increase is attributable to the overall growth in the size of the network and costs associated with acquired operations. As a percentage of revenue, such costs declined to 94.0% of revenue in the three month period ended March 31, 1999, down from 107.5% of revenue in the year earlier period, due to increased network utilization associated with the Company's revenue growth and lower per port costs of the Company's network architecture. The Company expects its cost of revenue to continue to increase in dollar amount, while declining as a percentage of revenue as the Company expands its customer base. The foregoing expectation is a forward looking statement that involves risks and uncertainties and the actual results could vary materially as a result of a number of factors, including those set forth under the captions "Factors Affecting Operating Results--We Have a Limited Operating History and Expect Continuing Operating Losses," "Factors Affecting Operating Results--Our Growth and Expansion May Strain Our Resources" and "Factors Affecting Operating Results--We Depend Upon New and Uncertain Markets."

        Development Expense.   Development expense consists primarily of
personnel and equipment related expenses associated with the development of products and services of the Company. Development expense was approximately $2.6 million and $1.5 million for the three month periods ended March 31, 1999 and 1998, respectively. This higher level of development expense reflects an overall increase in personnel to develop new product offerings, to manage the overall growth in the network and from acquired operations. Development expense as a percentage of revenue declined to 8.8% for the three month period ended March 31, 1999 from 9.1% for the three month period ended March 31, 1998 as a result of the Company's increased revenue. The Company expects its development spending to continue to increase in dollar amount, but to decline as a percentage of revenue. The foregoing expectation is a forward looking statement that involves risks and uncertainties and the actual results could vary materially as a result of a number of factors, including those set forth below under the captions "Factors Affecting Operating Results--We Have a Limited Operating History and Expect Continuing Operating Losses" and "Factors Affecting Operating Results--We Depend Upon New and Enhanced Services."

        Marketing and Sales Expense.   Marketing and sales expense consists
primarily of personnel expenses, including salary and commissions, costs of marketing programs and the cost of 800 number circuits utilized by the Company for customer support functions. Marketing and sales expense was approximately $11.2 million for the three month period ended March 31, 1999 and $8.5 million for the three month period ended March 31, 1998. The $2.7 million increase in 1999 reflects an expansion of the customer support, marketing and sales organizations necessary to support the Company's expanded customer base. This increase also reflects a growth in subscriber acquisition costs, related to both increased direct marketing efforts as well as commissions paid to distribution partners. Marketing and sales expense as a percentage of revenue declined to 37.2% for the three month period ended March 31, 1999 from 51.5% in the year earlier period as a result of the Company's increased revenue. The Company expects marketing and sales expenditures to continue to increase in dollar amount, but to decline as a percentage of revenue. The foregoing expectation is a forward looking statement that involves risks and uncertainties and the actual results could vary materially as a result of a number of factors including those set forth under the captions "Factors Affecting Operating Results--We Depend on New and Uncertain Markets" and "Factors Affecting Operating Results--Our Growth and Expansion May Strain Our Resources."

        General and Administrative Expense.   General and administrative expense
consists primarily of personnel expense and professional fees. General and administrative expense was approximately $3.3 million for the three month period ended March 31, 1999 and $1.9 million for the three month period ended March 31, 1998. This higher level of expense reflects an increase in personnel and professional fees necessary to manage the financial, legal and administrative aspects of the business. General and administrative expense as a percentage of revenue declined to 11.0% for the three month period ended March 31, 1999 from 11.2% in the year earlier period as a result of the Company's increased revenue. The Company expects general and administrative expense to increase in dollar amount, reflecting its growth in operations, but to decline as a percentage of revenue. The foregoing expectation is a forward looking statement that involves risks and uncertainties and the actual results could vary materially as a result of a number of factors including those set forth under the captions "Factors Affecting Operating Results--We Depend on New and Uncertain Markets" and "Factors Affecting Operating Results--Our Growth and Expansion May Strain Our Resources."

        Amortization of Goodwill and Other Intangible Assets. For the three month periods ended March 31, 1999 and March 31, 1998, respectively, the Company recorded amortization of goodwill and other intangible assets of $1.4 million and $500,000. The increase is primarily the result of the acquisition of AnaServe in August 1998.

        Write-off of In-Process Technology.   For the three month period ended
March 31, 1998, the Company wrote-off $5.2 million of in-process technology related to the acquisition of InterNex.

        Net Interest Expense.   Net interest expense was approximately $3.2
million and $4.5 million for the three month periods ended March 31, 1999 and 1998, respectively. The decrease is primarily due to the early retirement of debt in the form of capital lease obligations in March 1998 and higher levels of cash, cash equivalents and short term investments in the three months ended March 31, 1999.

        Extraordinary Gain.   For the three month period ended March 31, 1998,
the Company realized an extraordinary gain of $3.0 million related to the early retirement of debt in the form of capital lease obligations.

        Preferred Stock Dividends and Accretions.   For the three month period
ended March 31, 1999, the Company recorded dividend and stock accretion of $5.6 million related to the preferred stock issued in June 1998.

        Net Loss Attributable to Common Stockholders.   The Company's net loss
attributable to common stockholders increased to approximately $25.5 million for the three month period ended March 31, 1999 as compared to approximately $20.2 million for the three month period ended March 31, 1998. For comparative purposes, the net loss attributable to common stockholders for the three month period ended March 31, 1999 included $5.6 million of dividends and accretion related to the preferred stock issued in June 1998. The net loss attributable to common stockholders for the three month period ended March 31, 1998 included a $5.2 million write-off of in-process technology partially offset by an extraordinary gain of $3.0 million on early retirement of debt.

Liquidity and Capital Resources

        To date, the Company has satisfied its cash requirements primarily through the sale of capital stock, debt financings and capitalized lease financings. The Company's principal uses of cash are to fund working capital requirements and capital expenditures, to service its capital lease and debt financing obligations, to finance and fund acquisitions, to provide for the early retirement of debt and to finance equity investments in strategic partners. Net cash used in operating activities for the three month periods ended March 31, 1999 and 1998 was approximately $7.6 million and $8.4 million, respectively. Cash used in operating activities in both periods was primarily affected by the net losses, caused by increased costs related to the expansion of the Company's network and organizational infrastructure.

        Net cash used in investing activities for the three month periods ended March 31, 1999 and 1998 was approximately $17.1 million and $17.0 million, respectively. Net cash used in investing activities for the three month period ended March 31, 1999 consisted primarily of $10.0 million used for an equity investment in Covad Communications, Inc. and $10.8 million used for purchases of capital equipment to support the Company's expanded network infrastructure. In the same period, approximately $4.0 million was received from the sale of short term investments. For the three month period ended March 31, 1998, net cash used in investing activities was primarily used for the InterNex acquisition of $15.5 million and $1.5 million for purchases of capital equipment.

        For the three month period ended March 31, 1999, net cash of $151.4 million was provided from financing activities. Net proceeds from the public stock offering in February 1999 was $119.4 million, $19.5 million was received from the sale of stock to SBC and $14.5 million was from other stock issuances, including the sale of stock to stockholders exercising warrants. For the three month period ended March 31, 1998, net cash of approximately $30.8 million was used in financing activities, of which $24.8 million was used for the early retirement of capital lease obligations.

        The net cash increase for the three month period ended March 31, 1999 was $126.7 million as compared to a net cash decrease for the three month period ended March 31, 1998 of $56.3 million.

        At March 31, 1999, the Company had cash and cash equivalents of approximately $225.7 million, short term investments of $48.3 million, restricted cash of $36.7 million and working capital of $263.7 million. The Company expects to incur additional operating losses and will rely primarily on its available cash resources to meet its anticipated cash needs for working capital and for the acquisition of capital equipment through at least the end of 1999. However, we cannot assure you that the Company will not require additional financing within this time frame. The Company's forecast of the period of time through which its financial resources will be adequate to support its operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially as a result of a number of factors, including those set forth on under the caption "Factors Affecting Operating Results--We May Need Additional Capital in the Future and Such Additional Financing May Not Be Available." The Company may be required to raise additional funds through public or private financing, strategic relationships or other arrangements. We cannot assure you that such additional funding, if needed, will be available on terms attractive to the Company, or at all.

        In April 1999, the Company used approximately $5.0 million in cash to purchase 340,908 shares of NorthPoint Communications Group Inc. Series D-1 Preferred Stock.

Disclosures About Market Risk

        The following discusses the Company's exposure to market risk related to changes in equity prices. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors including those set forth under the caption "Factors Affecting Operating Results--We May Need Additional Capital in the Future and Such Additional Financing May Not Be Available."

      Equity Price Risk.

        The Company owns 555,556 shares of the common stock of Covad. The Company purchased these shares at the time of Covad's initial public offering in January 1999 at a price of $18.00 per share. On May 11, 1999, the closing price of Covad's common stock was $83.13 per share. The Company values this investment using the lower of cost or market method, and thus continues to value this investment at its cost of $10.0 million. If the price of Covad common stock were to decline below $18.00 per share and such decline was considered to be other than temporary, the Company would be required to write-down the value of this investment. The Company is generally restricted from selling these shares for at least one year from the date of purchase. The Company does not hedge against equity price changes.

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

        Based on the Company's assessment to date, the Company has determined that its internally developed software, including much of its operational, financial and management information systems software is year 2000 compliant. The Company's operational, financial and management information systems software which have not been internally developed have been certified as year 2000 compliant by the third party vendors who have supplied the software. The equipment and software that runs the Company's data centers are supplied by Microsoft, Nortel/Bay Networks and Sun Microsystems. The Company has implemented software patches supplied by Microsoft so that the Microsoft software in these data centers no longer contains any material year 2000 deficiencies. The Company implemented similar patches for the software supplied by Sun Microsystems at the end of 1998 and expects to complete the replacement of Bay Networks equipment and software by the end of June 1999 with versions which do not contain any material year 2000 deficiencies. The Company expects such modifications will be made on a timely basis and does not believe that the cost of such modifications will have a material effect on the Company's operating results. Additionally, the Company is continuing to assess the year 2000 compliance of its products and services. To date, most newly introduced products and services of the Company do not contain material year 2000 deficiencies, however some of the Company's customers are running earlier product versions that are not year 2000 compliant. The Company has been encouraging such customers to migrate to current product versions. The Company estimates that the capital and other costs associated with the upgrade and conversion of its existing products, services and systems relating to the year 2000 issue will not be material. The Company does not separately track internal costs incurred to assess and remedy deficiencies related to the year 2000 problem, however, such costs are principally the payroll costs for its information systems group. The Company does not have and is not developing a contingency plan in the event its systems fail as a result of year 2000 related problems.

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

        We have incurred net losses and experienced negative cash flow from operations since inception. We expect to continue to operate at a net loss and experience negative cash flow at least through 1999. Our ability to achieve profitability and positive cash flow from operations is dependent upon our ability to substantially grow our revenue base and achieve other operating efficiencies. We experienced net losses attributable to common stockholders of approximately $66.4 million for the year ended December 31, 1996, $55.6 million for the year ended December 31, 1997, $94.1 million for the year ended December 31, 1998 and $25.5 million for the three month period ended March 31, 1999. At March 31, 1999, we had an accumulated deficit of approximately $271.6 million. We cannot assure you that we will be able to achieve or sustain revenue growth, profitability or positive cash flow on either a quarterly or an annual basis.

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

      The Loss of Any of Our Major Customers Could Severely Impact Our Business.

        We currently derive a substantial portion of our total revenue from WebTV. Revenue from WebTV accounted for 10.1% of our revenue for the year ended December 31, 1996, 33.4% of our revenue for the year ended December 31, 1997, 26.8% of our revenue for the year ended December 31, 1998 and 30.1% of our revenue for the three month period ended March 31, 1999.

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

        We are currently in the process of replacing or updating our operational, financial and management information systems. The systems being replaced or updated include our billing, provisioning and other financial management systems. We began to replace our information systems facilities in the fourth quarter of 1998 and these efforts will continue throughout 1999. We also consolidated our Silicon Valley operations in a new, larger facility in the fourth quarter of 1998 and will transfer our remaining Silicon Valley data centers to this facility during the first two quarters of 1999. Management of the transition of our information systems and of the personnel and operational equipment to the new facility is expected to place additional strain on our resources. We cannot assure you that this transition will be completed successfully or on a timely basis.

        We cannot assure you that we will be able to expand our network or add services at the rate or according to the schedule presently planned by us. We had 96 employees and 47 independent contractors as of December 31, 1996, and have grown to 516 employees and 67 independent contractors as of March 31, 1999. We cannot assure you that we will be able to effectively manage this growth in personnel. Additionally, we cannot assure you that we will be able to hire, train and retain sufficient numbers of qualified personnel to meet our requirements.

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

      Our Future Success Depends Upon Third-Party Distribution and Engineering Relationships.

        An important element of our strategy is to develop relationships with leading companies to enhance our distribution and engineering efforts. We have agreements with Netscape and Microsoft pursuant to which we distribute and modify their browsers. Our customization of browsers is an integral part of our current tailored VPN offerings. The Netscape agreement may be terminated at any time upon 60 days notice and the Microsoft agreement expires in March 2000. We have an agreement with Intuit for the development, operation and maintenance of a VPN that is the integrated access, dial-up network and infrastructure used by purchasers of Quicken, Turbo Tax and other Intuit software products. Intuit customers use this VPN to access the Quicken Financial Network Website and the Internet. The Intuit contract may be terminated at the election of Intuit upon six months prior notice of an election to terminate. We have also recently entered into strategic agreements with SBC and Teligent for the delivery of private-labeled services to their customers. We rely on these relationships for the acquisition of enterprise and consumer customers. Our inability to capitalize on these agreements, the termination of or failure to renew any of these agreements or our inability to enter into similar relationships with others could have a material adverse effect on our business, financial condition and results of operation.

        We have an outsourcing agreement with Williams Technology Solutions, a subsidiary of Williams Communications Group, Inc., that enables us to use Williams employees for the operational support of our network. Our use of Williams employees and Williams engineering expertise was integral to the development of our network and continues to be integral to the ongoing operation of our network operations center. Pursuant to the agreement with Williams, all of the Williams employees currently working for us will become our employees when the agreement terminates in December 2000. Termination of any of these agreements or our failure to renew any of the agreements upon termination on terms acceptable to us could have a material adverse effect on our business, financial condition and results of operations.


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

        We also depend on our suppliers' ability to provide necessary products and components that comply with various Internet and telecommunications standards. These products and components must also interoperate with products and components from other vendors. Any failure of our suppliers to provide products or components that comply with Internet standards or that interoperate with other products or components used by us in our network infrastructure could have a material adverse effect on our business, financial condition and results of operatio ns.

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

        An integral part of our strategy is to design our network to meet the requirements of emerging standards such as 56.6 Kbps modems and applications such as IP-based interactive video and voice conferencing communications. Our initial deployment of 56.6 Kbps modem technology was difficult for some of our customers, including WebTV, due to compatibility problems between the software and their modems. We had to remove the software from the network and modems to fix the problem. A modified version of the software was deployed in the network in the first quarter of 1999. If we fail, for technological or other reasons, to develop and introduce the 56.6 Kbps modem technology or other new or enhanced services that are compatible with industry standards and that satisfy customer requirements, then our business, financial condition and results of operations would be materially adversely affected. See "Business--The Concentric Network."

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

      Our Network System Could Fail.

        Network expansion and growth in usage will place increased stress upon our network hardware and traffic management systems. Our network has been designed with redundant backbone circuits to allow traffic re-routing. We cannot assure you, however, that we will not experience failures relating to individual network POPs or even catastrophic failure of the entire network. Moreover, our operations are dependent upon our ability to protect our network infrastructure against damage from power loss, telecommunications failures and similar events. A significant portion of our computer equipment, including critical equipment dedicated to our Internet access services, is located at our facilities in Chicago, Illinois, and San Jose, California. In addition, our modems and routers that serve large areas of the United States are located in these cities. Our network operations center, which manages the entire network, is in St. Louis, Missouri. Despite our precautions, a natural disaster, such as an earthquake, or other unanticipated problem at the network operations center, at one of our hubs (sites at which we have located routers, switches and other computer equipment that make up the backbone of our network infrastructure) or at a number of our POPs has from time to time in the past caused, and in the future could cause, interruptions in our services. In addition, our services could be interrupted if our telecommunications providers fail to provide the data communications capacity in the time frame required by us as a result of a natural disaster or for some other reason. Any damage or failure that causes interruptions in our operations could have a material adverse effect on our business, financial condition and results of operations.

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


      We Depend Upon Key Personnel and May be Unable to Timely Hire and Retain Sufficient Numbers of Qualified Personnel.

        Our success depends to a significant degree upon the continued contributions of our executive management team, including Henry R. Nothhaft, the Company's Chairman, President and Chief Executive Officer, and John K. Peters, the Company's Executive Vice President and General Manager, Network Services Applications Division. The loss of the services of Mr. Nothhaft or Mr. Peters could have a material adverse effect on us. We have Executive Continuity Agreements with five senior officers, including Mr. Nothhaft and Mr. Peters. These agreements provide for compensation, certain expense reimbursement and continued option vesting for these officers in the event of involuntary termination without cause or constructive termination without cause within 18 months of a change of control. We do not carry key man life insurance on the life of any such persons. Our success will also depend upon the continued service of the other members of our senior management team and technical, marketing and sales personnel. Competition for qualified employees is intense. Our employees may voluntarily terminate their employment with us at any time. Our success also depends upon our ability to attract and retain additional highly qualified management, technical, sales and marketing and customer support personnel. Locating personnel with the combination of skills and attributes required to carry out our strategy is often a lengthy process. The loss of key personnel, or the inability to attract additional, qualified personnel, could have a material adverse effect upon our results of operations, development efforts and ability to complete the expansion of our network infrastructure. Any such event could have a material adverse effect on our business, financial condition and results of operations.

      We Have Incurred Substantial Indebtedness and May Not Be Able to Service Our Debt.

        We are and will continue to have a significant amount of outstanding indebtedness. We have significant debt service requirements as a result of this indebtedness. At March 31, 1999, our total debt (including current portion) was $161.9 million, and stockholders' equity was $71.1 million. Interest on such indebtedness totals approximately $19.1 million per year. We also issued 150,000 shares of preferred stock in June 1998. Dividends accrue on the preferred stock at the rate of 13/1//2% per year. At March 31, 1999, cumulative dividends and accretion on the preferred stock totaled approximately $17.0 million. Dividends and accretion will total approximately $23.0 million in 1999 and are expected to grow in each successive year. To date, we have paid such dividends in shares of preferred stock, rather than in cash. We must also redeem the preferred stock in 2010. As a result of these and other features, the preferred stock is substantially equivalent to debt. Our debt, including the preferred stock, has important consequences for our company and for you, including the following:

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

      We May Need Additional Capital in the Future and Such Additional Financing May Not Be Available.

        We currently anticipate that our available cash resources will be sufficient to meet our anticipated working capital and capital expenditure requirements through 1999. However, we cannot assure you that such resources will be sufficient for anticipated or unanticipated working capital and capital expenditure requirements. We may need to raise additional funds through public or private debt or equity financings in order to:

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

      We Could Face Government Regulation.

        The Federal Communications Commission ("FCC") currently does not regulate value-added network software or computer equipment related services that transport data or IP-based voice messages over telecommunication facilities as telecommunications services. We provide value-added IP-based network services, in part, through data transmissions over public telephone lines. Operators of these types of value-added networks that provide access to regulated transmission facilities only as part of a data services package are classified for regulatory purposes as providers of "information services" and are currently excluded from regulations that apply to "telecommunications carriers." As such, we are not currently subject to direct regulation by the FCC or any other governmental agency, other than regulations applicable to businesses generally. However, future changes in law or regulation could result in some aspects of our current operations becoming subject to one or more forms of telecommunication regulation by the FCC or other regulatory agencies.

        The FCC currently is reviewing its regulatory positions on data transmissions over telecommunications networks and could seek to impose some form of telecommunications carrier regulation on the network transport and telecommunications functions of an enhanced or information services package. Further, the FCC could conclude that our protocol conversions, computer processing and interaction with customer-supplied information are insufficient to afford us with the benefits of the enhanced or information service regulatory classification. If the FCC reaches such conclusions, it may seek to regulate some segments of our activities as telecommunications services. One significant example of the type of regulation some incumbent LECs would like to have the FCC impose on IP-based services is typified by a recent Petition for Expedited Declaratory Ruling filed by US West seeking an FCC ruling that IP-based Telephony services provided over interexchange carrier networks not be considered information services, but telecommunications services subject to incumbent LEC-imposed interstate access charges. While the FCC has not taken action to date on the US West Petition, its filing indicates that there are telecommunications carriers anxious to reclassify exempt information services to be regulated telecommunications services.

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

        The Child Online Protection Act of 1998 prohibits and imposes criminal penalties and civil liability on anyone engaged in the business of selling or transferring, by means of the World Wide Web, material that is harmful to minors without restricting access to such material by persons under seventeen years of age. Numerous states have adopted or are currently considering similar types of legislation. The imposition upon us, Internet service providers or Web server hosts of potential liability for such materials carried on or disseminated through our systems could require us to implement measures to reduce our exposure to such liability. Such measures may require the expenditure of substantial resources or the discontinuation of certain product or service offerings. Further, the costs of defending against any such claims and potential adverse outcomes of such claims could have a material adverse effect on our business, financial condition and results of operations. The Child Online Protection Act of 1998 has been challenged by civil rights organizations in part on the grounds that it violates the First Amendment. A similar statute was held unconstitutional by the United States Supreme Court in 1997. A United States District Court has temporarily enjoined enforcement of the law until February 1, 1999 xxxxxxx , and it is possible that additional injunctions prohibiting enforcement of the statute will be entered pending final resolution of the case.

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

         The shares of common stock and warrants issued to SBC Communications, Inc. were issued in reliance on the exemption from registration under Section 4(2) the Securities Act of 1933, as amended (the "Act").

                          PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         Not applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         In January 1999 SBC Communications Inc. purchased 806,679 shares of common stock for an aggregate purchase price of approximately $19.5 million pursuant to an agreement reached between the two companies in October 1998. In connection with the agreement, the Company has issued to SBC a warrant to purchase an additional 906,679 shares. The warrant expires three years from the date of issuance and is exercisable at $21.00 per share. The Company deemed the fair market value of the warrant, using the Black-Scholes method, to be $1.9 million which will be amortized as a marketing cost over the life of the agreement.

         In February 1999 the Company issued and sold its common stock in a public offering pursuant to a Registration Statement on Form S-3 filed with the Securities and Exchange Commission. The Company issued and sold 2,830,500 shares at $44.50 per share for net proceeds of approximately $119.4 million. Certain selling stockholders exercised warrants to purchase directly from the Company 800,000 shares of common stock having an aggregate purchase price of approximately $10.2 million which shares were also registered and sold in the public offering by such stockholders. The shares of common stock issued upon exercise of such warrants were issued in reliance on the exemption from registration under section 4(2) of the Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Stockholders was held on May 5, 1999 at which the following matters were submitted to a vote of the stockholders:

         1. An election was held with Gary E. Rieschel being elected to the Board of Directors as a Class I director with 16,486,376 shares voting in favor and 91,276 shares withheld. Vinod Khosla was elected to the Board of Directors as a Class II director with 16,542,622 shares voting in favor and 35,032 shares withheld.

         2. A proposal to amend the Company's 1997 Stock Plan to increase the number of shares available for issuance thereunder by 1,000,000 shares to an aggregate of 3,250,000 shares was approved with 9,531,135 shares voting for, 4,509,952 shares voting against, 7,478 shares abstaining and 2,529,089 broker non-votes.

         3. A proposal to amend the Company's 1997 Stock Plan to provide for an annual increase in the number of shares reserved for issuance thereunder equal to the lesser of (i) 1,000,000 shares, (ii) 4% of the outstanding shares of common stock of the Company or (iii) a number of shares determined by the Board of Directors was approved with 9,057,306 shares voting in favor, 4,979,878 shares voting against, 11,381 shares abstaining and 2,529,089 broker non-votes.

         4. A proposal to ratify the appointment of Ernst & Young LLP as independent auditors for the Company for the fiscal year ending December 31, 1999 was approved with 16,521,043 shares voting in favor, 52,786 shares voting against and 3,825 shares abstaining.

ITEM 5.  OTHER INFORMATION

         In the Company's Proxy Statement for the Annual Meeting of Stockholders held on May 5, 1999, the Company incorrectly stated the date by which stockholders must submit proposals for the Company's Annual Meeting of Stockholders in 2000. Proposals for stockholders intended to be presented at the next Annual Meeting of Stockholders of the Company (i) must be received by the Company at 1400 Parkmoor Avenue, San Jose, California 95126 not later than December 7, 1999 and (ii) must satisfy the conditions established by the Securities and Exchange Commission for stockholder proposals to be included in the Company's Proxy Statement for that meeting. If a stockholder intends to submit a proposal at the Company's 2000 annual Meeting of Stockholders which is not submitted in time to be eligible for inclusion in the Proxy Statement relating to that meeting, the stockholder must give notice to the Company not less than 60 days nor more than 90 days prior to the meeting in accordance with the requirements set forth in the Securities Exchange Act of 1934, as amended, (the "Exchange Act") and the Company's bylaws. If such a stockholder fails to comply with the foregoing notice provisions, the proposal may not be brought before the meeting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits.
                Exhibit 27.1 Financial data schedule.

         (b)  Reports on Form 8-K.
                Not applicable.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 17, 1999            CONCENTRIC NETWORK CORPORATION



                              By  /s/ Henry R. Nothhaft,
                                  -------------------------------
                                  Henry R. Nothhaft,
                                  President, Chief Executive
                                  Officer and Director


                              By  /s/ Michael F. Anthofer,
                                  -------------------------------
                                  Michael F. Anthofer,
                                  Senior Vice President and
                                  Chief Financial Officer