Form 10-Q
period 1999-06-30
CONCENTRIC NETWORK CORP
filed 1999-08-13
CIK 1007304

================================================================================

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                   _______

                                  FORM 10-Q

[-] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended June 30, 1999

                                     OR

[T] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____ to _____

                      Commission File Number: 000-22575

                                   _______

                       CONCENTRIC NETWORK CORPORATION
           (Exact name of registrant as specified in its charter)

          Delaware                                            65-0257497
(State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                       Identification Number)

                            1400 Parkmoor Avenue
                         San Jose, California 95126
        (Address of principal executive offices, including zip code)

                               (408) 817-2800
            (Registrant's telephone number, including area code)

                                   _______

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
requirements for the past 90 days.   Yes [-]  No [T]

  The number of issued and outstanding shares of the Registrant's Common Stock, $0.001 par value, as of June 30, 1999, was 41,433,205.

================================================================================

                       CONCENTRIC NETWORK CORPORATION


                                                                                                                            Page
                                                                                                                           ------
PART I--FINANCIAL INFORMATION
Item 1.      Financial Statements:

             Condensed Consolidated Balance Sheets at June 30, 1999 and December 31, 1998............................        3

             Condensed Consolidated Statements of Operations for the three and six month periods ended
             June 30, 1999 and 1998..................................................................................        4

             Condensed Consolidated Statements of Cash Flows for the six month periods ended
             June 30, 1999 and 1998..................................................................................        5

             Notes to Unaudited Condensed Consolidated Financial Statements..........................................      6-9

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations...................     10-27

PART II--OTHER INFORMATION

Item 1.      Legal Proceedings.......................................................................................       30

Item 2.      Changes in Securities and Use of Proceeds...............................................................       30

Item 3.      Defaults Upon Senior Securities.........................................................................       30

Item 4.      Submission of Matters to a Vote of Security Holders.....................................................       30

Item 5.      Other Information.......................................................................................       31

Item 6.      Exhibits and Reports on Form 8-K........................................................................       31

             Signatures..............................................................................................       32

                         PART I--FINANCIAL INFORMATION

Item 1.   Financial Statements

                         CONCENTRIC NETWORK CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                               June 30,         December 31,
                                                                                                 1999               1998
                                                                                                 ----               ----
                                                                                             (Unaudited)
                                       ASSETS
Current assets:
  Cash and cash equivalents..............................................................        $ 245,202           $  98,988
  Short term investments.................................................................           55,240              52,226
  Current portion of restricted cash.....................................................           19,125              19,125
  Accounts receivable, net...............................................................           18,452              13,714
  Other current assets...................................................................            6,112               3,058
                                                                                                 ---------           ---------
     Total current assets................................................................          344,131             187,111
  Property and equipment, net............................................................           69,634              64,268
  Restricted cash, net of current portion................................................            8,483              17,113
  Goodwill and other intangible assets...................................................           17,582              20,364
  Other assets...........................................................................           23,002               9,401
                                                                                                 ---------           ---------
     Total assets........................................................................        $ 462,832           $ 298,257
                                                                                                 =========           =========
        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable.......................................................................        $  23,231           $  26,342
  Accrued compensation and other employee benefits.......................................            3,451               2,024
  Other current liabilities..............................................................            5,602               4,559
  Current portion of capital lease obligations...........................................            6,284               6,543
  Deferred revenue.......................................................................            4,593               3,104
                                                                                                 ---------           ---------
     Total current liabilities...........................................................           43,161              42,572
Capital lease obligations, net of current portion........................................            8,017              10,434
Notes payable............................................................................          146,243             146,021
Other long term liabilities..............................................................               98                  --
Commitments
Redeemable exchangeable preferred stock..................................................          167,420             156,105
Convertible redeemable preferred stock...................................................           38,060                  --
Stockholders' equity (deficit):
  Common stock...........................................................................          358,316             190,076
  Accumulated deficit....................................................................         (297,773)           (246,055)
  Deferred compensation..................................................................             (710)               (896)
                                                                                                 ---------           ---------
Total stockholders' equity (deficit).....................................................           59,833             (56,875)
                                                                                                 ---------           ---------
Total liabilities and stockholders' equity (deficit).....................................        $ 462,832           $ 298,257
                                                                                                 =========           =========


                            See accompanying notes.

                         CONCENTRIC NETWORK CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   Unaudited
                    (In thousands, except per share amounts)

                                                                    Three Months Ended               Six Months Ended
                                                                         June 30,                        June 30,
                                                                         --------                        --------
                                                                   1999            1998            1999            1998
                                                                 --------        --------        --------        --------
Revenue.....................................................     $ 33,027        $ 19,662        $ 63,093        $ 36,146
Costs and expenses:
  Cost of revenue...........................................       30,920          20,204          59,183          37,928
  Development...............................................        2,712           1,798           5,357           3,305
  Marketing and sales.......................................       12,401           9,291          23,574          17,785
  General and administrative................................        3,423           2,412           6,744           4,264
  Amortization of goodwill and other intangible assets......        1,392             843           2,783           1,349
  Acquisition related charges...............................           --           1,291              --           1,291
  Write off of in-process technology........................           --              --              --           5,200
                                                                 --------        --------        --------        --------
Total costs and expenses....................................       50,848          35,839          97,641          71,122
                                                                 --------        --------        --------        --------
Loss from operations........................................      (17,821)        (16,177)        (34,548)        (34,976)
Net interest expense and other..............................       (2,635)         (4,025)         (5,855)         (8,495)
                                                                 --------        --------        --------        --------
Loss before extraordinary item..............................      (20,456)        (20,202)        (40,403)        (43,471)
Extraordinary gain on early retirement of debt..............           --              --              --           3,042
                                                                 --------        --------        --------        --------
Net loss....................................................      (20,456)        (20,202)        (40,403)        (40,429)
Preferred stock dividends and accretion.....................       (5,762)         (1,277)        (11,315)         (1,277)
                                                                 --------        --------        --------        --------
Net loss attributable to common stockholders................     $(26,218)       $(21,479)       $(51,718)       $(41,706)
                                                                 ========        ========        ========        ========
Net loss per share:
  Loss before extraordinary item............................     $  (0.50)       $  (0.70)       $  (1.07)       $  (1.52)
  Extraordinary gain........................................           --              --              --            0.10
                                                                 --------        --------        --------        --------
  Net loss..................................................        (0.50)          (0.70)          (1.07)          (1.42)
  Preferred stock dividends and accretion...................        (0.14)          (0.04)          (0.30)          (0.04)
                                                                 --------        --------        --------        --------
  Net loss per share attributable to common stockholders....     $  (0.64)       $  (0.74)       $  (1.37)       $  (1.46)
                                                                 ========        ========        ========        ========
Shares used in computing net loss and net loss per share
 attributable to common stockholders........................       40,920          28,876          37,717          28,594
                                                                 ========        ========        ========        ========


                            See accompanying notes.

                         CONCENTRIC NETWORK CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   Unaudited
                                 (In thousands)

                                                                                                                 Six Months Ended
                                                                                                                     June 30,
                                                                                                              ----------------------

                                                                                                                 1999        1998
                                                                                                              ----------  ----------

Operating Activities
Net loss....................................................................................................   $(51,718)   $(41,706)

Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation.............................................................................................     12,880      10,980
   Amortization of deferred interest, cost of revenue and marketing and sales related to issuance of
       warrants.............................................................................................        818         608
   Amortization of goodwill and other intangible assets.....................................................      2,783       1,349
   Amortization of deferred financing costs.................................................................        269         258
   Amortization of other deferred assets....................................................................      1,032         875
   Amortization of deferred compensation....................................................................        186         186
   Preferred stock dividends and accretion..................................................................     11,315       1,277
   Gain on early retirement of debt.........................................................................         --      (3,042)

   Write-off of in-process technology.......................................................................         --       5,200

Changes in current assets and liabilities:
   Accounts receivable......................................................................................     (4,738)     (1,812)

   Other current assets.....................................................................................     (1,175)        593
   Prepaid expenses.........................................................................................     (2,343)        (15)

   Accounts payable.........................................................................................     (3,111)        153
   Accrued compensation and other employee benefits.........................................................      1,427        (146)

   Deferred revenue.........................................................................................      1,489        (234)

   Other current liabilities................................................................................      1,391        (706)

                                                                                                               --------    --------
Net cash used in operating activities.......................................................................    (29,495)    (26,182)


Investing Activities
Additions of property and equipment.........................................................................    (17,633)     (6,279)

Proceeds from sale of property and equipment................................................................        135          --
Decrease in note receivable.................................................................................        170          --
Net change in short term investments........................................................................     (3,014)         --
Net change in long term investments.........................................................................    (15,206)         --
Cash investment in InterNex Information Services, Inc., net of cash acquired................................         --     (15,452)

                                                                                                               --------    --------
Net cash used in investing activities.......................................................................    (35,548)    (21,731)


Financing Activities
Net change in restricted cash...............................................................................      8,630       8,128
Repayment of notes payable..................................................................................         --      (1,960)

Repayment of lease obligations to a related party...........................................................         --      (5,148)

Repayment of lease obligations to a related party-early retirement of debt..................................         --     (24,750)

Repayment of lease obligations..............................................................................     (3,673)     (1,297)

Proceeds from issuances of stock and warrants...............................................................    156,300         622
Proceeds from issuances of redeemable exchangeable preferred stock..........................................         --     144,250
Proceeds from issuances of convertible redeemable preferred stock...........................................     50,000          --
Deferred financing costs....................................................................................         --        (200)

                                                                                                               --------    --------
Net cash provided by financing activities...................................................................    211,257     119,645
                                                                                                               --------    --------
Increase in cash and cash equivalents.......................................................................    146,214      71,732
Cash and cash equivalents at beginning of period............................................................     98,988     119,959
                                                                                                               --------    --------
Cash and cash equivalents at end of period..................................................................   $245,202    $191,691
                                                                                                               ========    ========

Supplemental Disclosures of Noncash Investing and Financing Activities:
Capital lease obligations incurred with a related party.....................................................   $     --    $  5,119
Capital lease obligations incurred..........................................................................   $    959    $     19

Supplemental Disclosures of Cash Flow Information
Interest paid...............................................................................................   $ 10,522    $ 11,924

                         CONCENTRIC NETWORK CORPORATION

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

  These unaudited condensed consolidated financial statements and the related footnote information have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company's management, the accompanying unaudited interim condensed financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. The results for the interim period ended June 30, 1999 are not necessarily indicative of results to be expected for the entire year ending December 31, 1999 or future operating periods.

  All share and per share information presented herein, except as noted, and in the Company's condensed consolidated financial statements has been retroactively restated to reflect a two-for-one stock split of the Company's common stock on May 21, 1999, paid in the form of a stock dividend, to holders of record on April 30, 1999.


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


4.   Stockholders' Equity

  In January 1999 SBC Communications Inc. purchased, prior to the stock split, 806,679 shares of common stock for an aggregate purchase price of approximately $19.5 million pursuant to an agreement reached between the two companies in October 1998. In connection with the agreement, the Company has issued to SBC a warrant to purchase an additional pre-split 906,679 shares. The warrant expires three years from the date of issuance and is exercisable at $21.00 per share. The Company deemed the fair market value of the warrant, using the Black-Scholes method, to be $1.9 million which will be amortized as a marketing cost over the life of the agreement.

  In February 1999 the Company effected a public offering of its common stock pursuant to a Registration Statement on Form S-3 filed with the Securities and Exchange Commission. The Company issued and sold 2,830,500 shares prior to the split at $44.50 per share for net proceeds of approximately $119.4 million. Certain selling stockholders exercised warrants to purchase directly from the Company 800,000 shares of pre split common stock having an aggregate purchase price of approximately $10.2 million, which shares were also registered and sold in the public offering by such stockholders.

  In June 1999 the Company issued a warrant to Microsoft Corporation ("Microsoft"), in conjunction with Microsoft's $50 million purchase of preferred stock (see Note 8), to purchase 500,000 shares of its common stock. The warrant expires four years from the date of issuance and is exercisable at $33.27 per share.

  In June 1999 the Company amended an agreement with TMI Telemedia International, Ltd. ("TMI") and in connection with the agreement, the Company issued a warrant to purchase 50,000 shares of its common stock. The warrant expires in January 2001 and is exercisable at $25.1875 per share. The Company deemed the fair market value of the warrant, using the Black-Scholes method, to be $504,000, which was written off as other expense in June 1999.

5.    Equity Investments

  In January 1999 the Company purchased approximately $10.0 million of common stock from Covad Communications, Inc. ("Covad") and certain Covad stockholders at Covad's initial public offering price. In April 1999 the Company purchased approximately $5.0 million of Class B Common Stock from NorthPoint Communications Group, Inc. ("NorthPoint").


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

  A summary of the purchase price allocation is as follows (in thousands):

  Current and other assets.......................................       $ 1,348
  Computer and telecommunications equipment......................         4,784
  Goodwill....................... ...............................         9,496
  Other intangible assets........................................         3,080
  Write-off of in process technology.............................         5,200
                                                                        -------
     Total purchase price allocation.............................       $23,908
                                                                        =======

  Goodwill is being amortized over five years. Other intangible assets include developed technology, assembled workforce and customer lists and are being amortized over their useful lives ranging from two to four years.

  In May 1998, the Company acquired Delta Internet Services, Inc. ("DeltaNet") in a transaction that was accounted for as a pooling of interests. The Company issued approximately 452,000 shares of its common stock to DeltaNet shareholders in exchange for all outstanding DeltaNet shares. The Company also assumed outstanding DeltaNet options and warrants which were converted to options and warrants to purchase approximately 196,000 and 14,000 shares, respectively, of the Company's common stock. The consolidated results of operations for the three and six months ended June 30, 1998 include an acquisition related charge of $1.3 million primarily related to severance costs, reserves for redundant facilities and assets and professional fees.

  In August 1998, the Company acquired all of the outstanding stock of AnaServe, Inc. ("AnaServe"). The transaction was accounted for using the purchase method of accounting. The total purchase price of approximately $13.0 million consisted of a $9.6 million cash payment upon closing and the assumption of approximately $3.4 million of AnaServe's liabilities (including acquisition costs).

  A summary of the purchase price allocation is as follows (in thousands):

      Current and other assets...................................       $   467
  Computer and telecommunications equipment......................           497
  Goodwill.......................................................        11,630
  Other intangible assets........................................           416
                                                                        -------
     Total purchase price allocation.............................       $13,010
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

8.  Convertible Redeemable Preferred Stock

    In June 1999, the Company issued 50,000 shares of Series C 7% Convertible Redeemable Preferred Stock due 2010 ("Series C Preferred") to Microsoft for $50 million. Each share of Series C Preferred has a liquidation preference of $1,000 per share. Dividends on the Series C Preferred accrue at the rate of 7% per annum of the liquidation preference thereof and are payable quarterly in arrears commencing on September 1, 1999. Dividends are payable in cash, except that on each dividend payment date dividends may be paid, at the Company's option, by the issuance of additional shares of Series C Preferred having an aggregate liquidation preference equal to the amount of such dividends.

    The Series C Preferred is redeemable at the option of the Company, in whole or in part, at any time on or after June 1, 2003 at redemption rates commencing with 105.125% declining to 100% on June 1, 2010. The Series C Preferred is subject to mandatory redemption at its liquidation preference, plus accumulated and unpaid dividends on September 1, 2010. The holder of any Series C Preferred has the right, at its option, to convert at any time any shares of Series C Preferred into shares of common stock at the conversion price of $39.924.

    The Company is accreting the Series C Preferred to its liquidation preference through the due date of the Series C Preferred. The accretion for the quarter and year-to-date period ended June 30, 1999 was not material. In connection with the issuance of the Series C Preferred the Company issued a warrant to purchase 500,000 shares of its common stock. The Company deemed the fair market value of the warrants, using the Black-Scholes model, to be approximately $11.9 million and is accreting this value over eleven years.

9.  Income Taxes

    The Company accounts for income taxes using the liability method in accordance with Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes" ("FAS 109"). No provision for income taxes is expected for 1999 as the Company expects to incur a net loss for the year and does not meet the criteria for recognizing an income tax benefit under the provisions of FAS 109.

10. Commitments

    In May 1999, the Company signed an agreement to lease space in Irvine, California for an office and data center. The lease expires in June 2004. The average annual rent over the term of the lease is approximately $411,000.

    In June 1999, the Company signed an agreement through which Microsoft will provide services to certain of the Company's customers and the Company will purchase $7.5 million worth of advertising during the term of the three year agreement.

11. Subsequent Events

    In July 1999, the Company purchased approximately $5.0 million of Series A Convertible Preferred Stock from Register.com, Inc.

    In August 1999, the Company purchased approximately $2.0 million of Series B Convertible Preferred Stock from Asia Online, Ltd.

  In July 1999, the Company solicited and received consents of more than a majority of the Company's outstanding 12 3/4% Senior Notes due 2007 ("12 3/4% Senior Notes") and the outstanding 13 1/2% Series B Redeemable Exchangeable Preferred Stock due 2010 ("Series B Preferred"). The consents allow the Company to increase its permitted investments under the Indenture relating to the 12 3/4% Senior Notes and the Certificate of Designation relating to the Series B Preferred. In August 1999, the Company paid consent fees of approximately $3.8 million to the holders who delivered consents prior to the expiration date of such consents.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  This section and other parts of this Report contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the subsection entitled "Factors Affecting Operating
Results" commencing on page 16. The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Financial Statements and the Notes thereto included elsewhere in this Report.


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

  The Company may acquire other complementary products or technology and if the Company were to incur additional charges for acquired in-process technology, amortization of goodwill and acquisition costs with respect to any future acquisitions, the Company's business, operating results and financial condition could be materially and adversely affected. See "Factors Affecting Operating Results--Our Acquisition Strategy Poses Several Risks" and "--Liquidity and Capital Resources."

  The Company has incurred net losses and experienced negative cash flow from operations since inception and expects to continue to operate at a net loss and experience negative cash flow at least through 2001. The Company's ability to achieve profitability and positive cash flow from operations is dependent upon the Company's ability to substantially grow its revenue base and achieve other operating efficiencies. The Company experienced net losses attributable to common stockholders of approximately $66.4 million, $55.6 million and $94.1 million for the years ended December 31, 1996, 1997, and 1998, respectively and $51.7 million for the six months ended June 30, 1999. We cannot assure you that the Company will be able to achieve or sustain revenue growth, profitability or positive cash flow on either a quarterly or an annual basis.

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


Results of Operations

  Revenue.   Revenue totaled approximately $33.0 million for the three month period ended June 30, 1999, a $13.3 million increase over revenue of approximately $19.7 million for the three month period ended June 30, 1998. Revenue for the six month period ended June 30, 1999 was approximately $63.1 million, a $27.0 million increase over revenue of approximately $36.1 million for the six month period ended June 30, 1998. This increase reflects growth in revenue from:

  .  the Company's broadened product offerings to its enterprise customers;

  .  the Company's marketing arrangements with its strategic partners; and

  .  revenues from acquired operations.

  The Company expects revenue growth from Internet access customers to flatten over time. Revenue from WebTV increased to 26.5% of the Company's net revenue for the three month period ended June 30, 1999 compared to 25.1% for the three month period ended June 30, 1998. WebTV accounted for approximately 28.2% of net revenue for the six months ended June 30, 1999 as compared to 27.7% for the comparable period in 1998. The Company expects revenue from WebTV to decrease as a percentage of revenue. The foregoing expectation is a forward looking statement that involves risks and uncertainties and the actual results could vary materially as a result of a number of factors including those set forth under the caption "Factors Affecting Operating Results--The Loss of Any of Our Major Customers Could Severely Impact Our Business."

  Cost of Revenue.   Cost of revenue consists primarily of personnel costs to
maintain and operate the Company's network, access charges from local exchange carriers, backbone and Internet access costs, depreciation of network equipment and amortization of related assets. Cost of revenue for the three month period ended June 30, 1999 was approximately $30.9 million, an increase of $10.7 million from cost of revenue of $20.2 million for the three month period ended June 30, 1998. This increase is attributable to the overall growth in the size of the network and costs associated with acquired operations. As a percentage of revenue, such costs declined to 93.6% of revenue in the three month period ended June 30, 1999, down from 102.8% of revenue in the year earlier period, due to increased network utilization associated with the Company's revenue growth and lower per port costs of the Company's network architecture. Cost of revenue for the six months ended June 30, 1999 was approximately $59.2 million compared to $37.9 million for the six months ended June 30, 1998. As a percentage of revenue, costs declined to 93.8% of revenue in the six months ended June 30, 1999 from 104.9% of revenue in the year earlier period. The Company expects its cost of revenue to continue to increase in dollar amount, while declining as a percentage of revenue as the Company expands its customer base. The foregoing expectation is a forward looking statement that involves risks and uncertainties and the actual results could vary materially as a result of a number of factors, including those set forth under the captions "Factors Affecting Operating Results--We Have a Limited Operating History and Expect Continuing Operating Losses," "Factors Affecting Operating Results--Our Growth and Expansion May Strain Our Resources" and "Factors Affecting
Operating Results--We Depend Upon New and Uncertain Markets."

  Development Expense.   Development expense consists primarily of personnel and
equipment related expenses associated with the development of products and services of the Company. Development expense was approximately $2.7 million and $1.8 million for the three month periods ended June 30, 1999 and 1998, respectively. This higher level of development expense reflects an overall increase in personnel to develop new product offerings, to manage the overall growth in the network and from acquired operations. Development expense as a percentage of revenue declined to 8.2% for the three month period ended June 30, 1999 from 9.1% for the three month period ended June 30, 1998 as a result of the Company's increased revenue. Development expense for the six month periods ending June 30, 1999 and 1998 was approximately $5.4 million and $3.3 million, respectively. As a percentage of revenue, development expense declined to 8.5% for the six months ended June 30, 1999 from 9.1% for the six months ended June
30, 1998.   The Company expects its development spending to continue to increase in dollar amount, but to decline as a percentage of revenue. The foregoing expectation is a forward looking statement that involves risks and uncertainties and the actual results could vary materially as a result of a number of factors, including those set forth below under the captions "Factors Affecting Operating Results--We Have a Limited Operating History and Expect Continuing Operating Losses" and "Factors Affecting Operating Results--We Depend Upon New and Enhanced Services."

  Marketing and Sales Expense.   Marketing and sales expense consists primarily
of personnel expenses, including salary and commissions, costs of marketing programs and the cost of 800 number circuits utilized by the Company for customer support functions. Marketing and sales expense was approximately $12.4 million for the three month period ended June 30, 1999 and $9.3 million for the three month period ended June 30, 1998. The $3.1 million increase in 1999 reflects an expansion of the customer support, marketing and sales organizations necessary to support the Company's expanded customer base. This increase also reflects a growth in subscriber acquisition costs, related to both increased direct marketing efforts as well as commissions paid to distribution partners. Marketing and sales expense as a percentage of revenue declined to 37.5% for the three month period ended June 30, 1999 from 47.3% in the year earlier period as a result of the Company's increased revenue. For the six months ended June 30, 1999 and 1998, marketing and sales expense was approximately $23.6 million and $17.8 million, respectively, and was 37.4% and 49.2% of revenue, respectively. The Company expects marketing and sales expenditures to continue to increase in dollar amount, but to decline as a percentage of revenue. The foregoing expectation is a forward looking statement that involves risks and uncertainties and the actual results could vary materially as a result of a number of factors including those set forth under the captions "Factors Affecting Operating Results--We Depend on New and Uncertain Markets" and "Factors Affecting Operating Results--Our Growth and Expansion May Strain Our Resources."

  General and Administrative Expense.   General and administrative expense
consists primarily of personnel expense and professional fees. General and administrative expense was approximately $3.4 million for the three month period ended June 30, 1999 and $2.4 million for the three month period ended June 30, 1998. This higher level of expense reflects an increase in personnel and professional fees necessary to manage the financial, legal and administrative aspects of the business. General and administrative expense as a percentage of revenue declined to 10.4% for the three month period ended June 30, 1999 from 12.3% in the year earlier period as a result of the Company's increased revenue. For the six months ended June 30, 1999 and 1998, general and administrative expense was approximately $6.7 million and $4.3 million, respectively. General and administrative expense as a percentage of revenue declined to 10.7% in the six months ended June 30, 1999 from 11.8% for the comparable period in 1998.
The Company expects general and administrative expense to increase in dollar amount, reflecting its growth in operations, but to decline as a percentage of revenue. The foregoing expectation is a forward looking statement that involves risks and uncertainties and the actual results could vary materially as a result of a number of factors including those set forth under the captions "Factors Affecting Operating Results--We Depend on New and Uncertain Markets" and "Factors Affecting Operating Results--Our Growth and Expansion May Strain Our Resources."

  Amortization of Goodwill and Other Intangible Assets.   For the three month
periods ended June 30, 1999 and June 30, 1998, respectively, the Company recorded amortization of goodwill and other intangible assets of $1.4 million and $843,000. Amortization of goodwill and other intangible assets for the six month period ended June 30, 1999 was $2.8 million as compared to $1.3 million for the comparable period in 1998. The increase is primarily the result of the acquisition of AnaServe in August 1998.

  Acquisition-Related Charges.   For the three month and six month periods ended
June 30, 1998, the Company charged to operations one-time acquisition costs of $1.3 million related to the DeltaNet acquisition.

  Write-off of In-Process Technology.   In the six month period ended June 30,
1998, the Company wrote-off $5.2 million of in-process technology related to the acquisition of InterNex.

  Net Interest Expense and Other Expense.   Net interest expense and other
expense was approximately $2.6 million and $4.0 million for the three month periods ended June 30, 1999 and 1998, respectively. For the six months ended June 30, 1999 and 1998, net interest expense and other expense was $5.9 million and $8.5 million, respectively. The decrease is primarily due to the early retirement of debt in the form of capital lease obligations in March 1998 and higher levels of cash, cash equivalents and short term investments in the three and six months ended June 30, 1999. During the three and six month periods ended June 30, 1999, the Company wrote off $504,000 related to the issuance of a warrant to TMI.

  Extraordinary Gain.   For the six month period ended June 30, 1998, the
Company realized an extraordinary gain of $3.0 million related to the early retirement of debt in the form of capital lease obligations.

  Preferred Stock Dividends and Accretions.   For the three month periods ended
June 30, 1999 and 1998, the Company recorded dividend and stock accretion of $5.7 million and $1.3 million, respectively, related to the Series A 13 1/2% Redeemable Exchangeable Preferred Stock due 2010 ("Series A Preferred") issued in June 1998 and the Series B 13 1/2% Redeemable Exchangeable Preferred Stock due 2010 ("Series B Preferred") issued in September 1998 in exchange for all outstanding shares of Series A Preferred. Dividend and stock accretion for the six months ended June 30, 1999 and 1998, was $11.3 million and $1.3 million, respectively.

  Net Loss Attributable to Common Stockholders.   The Company's net loss
attributable to common stockholders increased to approximately $51.7 million for the six month period ended June 30, 1999 as compared to approximately $41.7 million for the six month period ended June 30, 1998. For comparative purposes, the net loss attributable to common stockholders for the six month period ended June 30, 1999 included $11.3 million of dividends and accretion related to the preferred stock issued in June 1998. The net loss attributable to common stockholders for the six month period ended June 30, 1998 included a $5.2 million write-off of in-process technology partially offset by an extraordinary gain of $3.0 million on early retirement of debt.


Liquidity and Capital Resources

  To date, the Company has satisfied its cash requirements primarily through the sale of capital stock, debt financings and capitalized lease financings. The Company's principal uses of cash are to fund working capital requirements and capital expenditures, to service its capital lease and debt financing obligations, to finance and fund acquisitions, to provide for the early retirement of debt and to finance equity investments in strategic partners. Net cash used in operating activities for the six month periods ended June 30, 1999 and 1998 was approximately $29.5 million and $26.2 million, respectively. Cash used in operating activities in both periods was primarily affected by the net losses, caused by increased costs related to the expansion of the Company's network and organizational infrastructure.

  Net cash used in investing activities for the six month periods ended June 30, 1999 and 1998 was approximately $35.5 million and $21.7 million, respectively. Net cash used in investing activities for the six month period ended June 30, 1999 consisted primarily of $10.0 million used for an equity investment in Covad Communications, Inc., $5.0 million used for an equity investment in NorthPoint Communications, Group, Inc. and $17.6 million used for purchases of capital equipment to support the Company's expanded network infrastructure. In the same period, approximately $3.0 million was used to purchase short term investments. For the six month period ended June 30, 1998, net cash used in investing activities was primarily used for the InterNex acquisition of $15.5 million and $6.3 million for purchases of capital equipment.

  For the six month period ended June 30, 1999, net cash of $211.3 million was provided from financing activities. Net proceeds from the public stock offering in February 1999 was $119.0 million, net proceeds from the issuance of Series C Preferred was approximately $50.0 million, net proceeds from the sale of stock to SBC was $19.5 million and net proceeds from other stock issuances, including the sale of stock to stockholders exercising warrants was $17.8 million. For the six month period ended June 30, 1998, net cash of approximately $119.6 million was provided by financing activities, of which $144.3 million was the net proceeds from the issuance of Series A Preferred and $24.7 million was used for the early retirement of capital lease obligations.

  The net cash increase for the six month period ended June 30, 1999 was $146.2 million as compared to a net cash increase for the six month period ended June 30, 1998 of $71.7 million.

  At June 30, 1999, the Company had cash and cash equivalents of approximately $245.2 million, short term investments of $55.2 million, restricted cash of $27.6 million and working capital of $301.0 million. The Company expects to incur additional operating losses and will rely primarily on its available cash resources to meet its anticipated cash needs for working capital and for the acquisition of capital equipment through June 2000. However, the Company may require additional financing within this time frame. The Company's forecast of the period of time through which its financial resources will be adequate to support its operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially as a result of a number of factors, including those set forth under the caption ''Factors Affecting Operating Results--We May Need Additional Capital in the Future and Such Additional Financing May Not Be Available.'' The Company may be required to raise additional funds through public or private financing, strategic relationships or other arrangements. We cannot assure you that such additional funding, if needed, will be available on terms attractive to the Company, or at all.

  In July 1999, the Company used approximately $5.0 million in cash to purchase Series A Convertible Preferred Stock of Register.com, Inc. In August 1999, the Company used approximately $2.0 million in cash to purchase Series B Convertible Preferred Stock of Asia Online, Ltd.


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


Equity Price Risk

  The Company owns 833,334 shares of the common stock of Covad, purchased in January 1999 at a split adjusted price of $12.00 per share and 277,840 shares of Class B Common Stock of NorthPoint purchased in April 1999 at $18.00 per share. The Company values these investments using the lower of cost or market method, and thus continues to value them at their cost of $10.0 million and $5.0 million, respectively. If the price per share of these stocks were to decline below the cost per share and such decline was considered to be other than temporary, the Company would be required to write-down the value of these investments. The Company is generally restricted from selling these shares for at least one year from the date of purchase. The Company does not hedge against equity price changes.


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

  Based on the Company's assessment to date, the Company has determined that its internally developed software, including much of its operational, financial and management information systems software is year 2000 compliant. The Company's operational, financial and management information systems software which have not been internally developed have been certified as year 2000 compliant by the third party vendors who have supplied the software. The equipment and software that runs the Company's data centers are supplied by Microsoft, Nortel/Bay Networks and Sun Microsystems. The Company has implemented software patches supplied by Microsoft so that the Microsoft software in these data centers no longer contains any material year 2000 deficiencies. The Company implemented similar patches for the software supplied by Sun Microsystems at the end of 1998 and expects to complete the replacement of Bay Networks equipment and software by the end of September 1999 with versions which do not contain any material year 2000 deficiencies. The Company expects such modifications will be made on a timely basis and does not believe that the cost of such modifications will have a material effect on the Company's operating results. Additionally, the Company is continuing to assess the year 2000 compliance of its products and services. To date, most newly introduced products and services of the Company do not contain material year 2000 deficiencies, however some of the Company's customers are running earlier product versions that are not year 2000 compliant. The Company has been encouraging such customers to migrate to current product versions. The Company estimates that the capital and other costs associated with the upgrade and conversion of its existing products, services and systems relating to the year 2000 issue will not be material. The Company does not separately track internal costs incurred to assess and remedy deficiencies related to the year 2000 problem, however, such costs are principally the payroll costs for its information systems group. The Company does not have and is not developing a contingency plan in the event its systems fail as a result of year 2000 related problems.

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

We Have a Limited Operating History and Expect Continuing Operating Losses

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

  We have incurred net losses and experienced negative cash flow from operations since inception. We expect to continue to operate at a net loss and experience negative cash flow at least through 2001. Our ability to achieve profitability and positive cash flow from operations is dependent upon our ability to substantially grow our revenue base and achieve other operating efficiencies. We experienced net losses attributable to common stockholders of approximately $66.4 million for the year ended December 31, 1996, $55.6 million for the year ended December 31, 1997, $94.1 million for the year ended December 31, 1998 and $51.7 million for the six month period ended June 30, 1999. At June 30, 1999, we had an accumulated deficit of approximately $297.8 million. We cannot assure you that we will be able to achieve or sustain revenue growth, profitability or positive cash flow on either a quarterly or an annual basis.

  Our estimates of the periods of time in which we expect to continue to operate at a net loss, experience negative cash flow and not generate taxable income are forward-looking statements that involve risks and uncertainties. Actual results could vary materially as a result of a number of factors, including those set forth in this Factors Affecting Operating Results section.

Our Operating Results Fluctuate and Could Decline

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

  . our ability to obtain sufficient supplies of sole- or limited- source components;

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

The Loss of Any of Our Major Customers Could Severely Impact Our Business

  We currently derive a substantial portion of our total revenue from WebTV. Revenue from WebTV accounted for 10.1% of our revenue for the year ended December 31, 1996, 33.4% of our revenue for the year ended December 31, 1997, 26.8% of our revenue for the year ended December 31, 1998 and 28.2% of our revenue for the six month period ended June 30, 1999.

  WebTV may terminate our current agreement at will after December 31, 2002. While we expect revenue from WebTV to decrease as a percentage of revenue in future periods, we believe that revenue derived from a limited number of customers may continue to represent a significant portion of our revenue. As a result, the loss of one or more of our major customers could have a material adverse effect on our business, financial condition and results of operations. In addition, we cannot assure you that revenue from customers that have accounted for significant revenue in past periods, individually or as a group, will continue, or will reach or exceed historical levels in any future period.

Our Growth and Expansion May Strain Our Resources

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

  We are currently in the process of replacing or updating our operational, financial and management information systems. The systems being replaced or updated include our billing, provisioning and other financial management systems. We began to replace our information systems facilities in the fourth quarter of 1998 and these efforts will continue throughout 1999. We also consolidated our Silicon Valley operations in a new, larger facility in the fourth quarter of 1998 and will transfer our remaining Silicon Valley data centers to this facility during the first three quarters of 1999. Additionally, we will be consolidating two facilities in Southern California into one by the end of 1999. Management of the transition of our information systems and of the personnel and operational equipment to the new facilities is expected to place additional strain on our resources. We cannot assure you that these transitions will be completed successfully or on a timely basis.

  We cannot assure you that we will be able to expand our network or add services at the rate or according to the schedule presently planned by us. We had 96 employees and 47 independent contractors as of December 31, 1996, and have grown to 579 employees and 82 independent contractors as of June 30, 1999. We cannot assure you that we will be able to effectively manage this growth in personnel. Additionally, we cannot assure you that we will be able to hire, train and retain sufficient numbers of qualified personnel to meet our requirements.

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

Our Acquisition Strategy Poses Several Risks

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

  Any of the above risks could prevent us from realizing significant benefits from our acquisitions. In addition, the issuance of our common stock in acquisitions will dilute our stockholder interests in our company, while the use of cash will deplete our cash reserves. Finally, if we are unable to account for our acquisitions under the ''pooling of interests'' method of accounting, we may incur significant, one-time write-offs and amortization charges. These write-offs and charges could decrease our future earnings or increase our future losses.

Our Future Success Depends Upon Third-Party Distribution and Engineering Relationships

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

We Depend Upon New and Uncertain Markets

  We offer tailored, value-added network services for enterprises and consumers, including Internet access. These markets are in the early stages of development. It is difficult to predict the rate at which the market will grow, if at all, because these markets are relatively new and current and future competitors are likely to introduce competing services or products. New or increased competition may result in market saturation. Certain critical issues concerning commercial use of tailored, value-added services and Internet services, remain unresolved and may impact the growth of such services. These issues include, among others, security, reliability, ease and cost of access, and quality of service. Our business, financial condition and results of operations would be materially adversely affected if the markets for our services, including Internet access:

  .  fail to grow;

  .  grow more slowly than anticipated; or

  .  become saturated with competitors.


We Depend Upon New and Enhanced Services

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


Our New or Enhanced Services May Have Errors or Defects

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

We Need to Balance Network Use to Provide Quality Service

  If we do not achieve balanced network utilization over a 24-hour period, our network could become overburdened at certain periods during the day, which could adversely affect our quality of service. Conversely, due to the high fixed cost nature of our infrastructure, under-utilization of our network during certain periods of the day could adversely affect our ability to provide cost- efficient services at other times. Any failure to achieve balanced network utilization could have a material adverse effect on our business, financial condition and results of operations.

We Depend Upon Our Suppliers and Have Sole- and Limited-Sources of Supply for Certain Products and Services

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


We Depend Upon Our Network Infrastructure

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


Our Market Is Extremely Competitive

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


We Must Keep Up With Rapid Technological Change and Evolving Industry Standards

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

  Our pursuit of these technological advances may require substantial timeand expense. We cannot assure you that we will succeed in adapting our Internet access business to alternate access devices and conduits.


Our Network System Could Fail

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

Our System May Experience Security Breaches

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


We Depend Upon Key Personnel and May be Unable to Timely Hire and Retain Sufficient Numbers of Qualified Personnel

  Our success depends to a significant degree upon the continued contributions of our executive management team, including Henry R. Nothhaft, the Company's Chairman, President and Chief Executive Officer, and John K. Peters, the Company's Executive Vice President and General Manager, Network Applications Services Division. The loss of the services of Mr. Nothhaft or Mr. Peters could have a material adverse effect on us. We have Executive Continuity Agreements with five senior officers, including Mr. Nothhaft and Mr. Peters. These agreements provide for compensation, certain expense reimbursement and continued option vesting for these officers in the event of involuntary termination without cause or constructive termination without cause within 18 months of a change of control. We do not carry key man life insurance on the life of any such persons. Our success will also depend upon the continued service of the other members of our senior management team and technical, marketing and sales personnel. Competition for qualified employees is intense. Our employees may voluntarily terminate their employment with us at any time. Our success also depends upon our ability to attract and retain additional highly qualified management, technical, sales and marketing and customer support personnel. Locating personnel with the combination of skills and attributes required to carry out our strategy is often a lengthy process. The loss of key personnel, or the inability to attract additional, qualified personnel, could have a material adverse effect upon our results of operations, development efforts and ability to complete the expansion of our network infrastructure. Any such event could have a material adverse effect on our business, financial condition and results of operations.


We Have Incurred Substantial Indebtedness and May Not Be Able to Service Our
Debt

  We are and will continue to have a significant amount of outstanding indebtedness. We have significant debt service requirements as a result of this indebtedness. At June 30, 1999, our total debt (including current portion) was $160.5 million, and stockholders' equity was $59.8 million. Interest on such indebtedness totals approximately $19.1 million per year. We also issued 150,000 shares of preferred stock in June 1998 with dividends which accrue at the rate of 13 1/2 % per year and 50,000 shares of preferred stock in June 1999 with dividends which accrue at the rate of 7% per year. At June 30, 1999, cumulative dividends and accretion on the preferred stock totaled approximately $22.7 million. Dividends and accretion will total approximately $24.7 million in 1999 and are expected to grow in each successive year. To date, we have paid such dividends in shares of preferred stock, rather than in cash. We must also redeem both issuances of the preferred stock in 2010. As a result of these and other features, the preferred stock is substantially equivalent to debt. Our debt, including the preferred stock, has important consequences for our company and for you, including the following:

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


We May Need Additional Capital in the Future and Such Additional Financing May Not Be Available

  We currently anticipate that our available cash resources will be sufficient to meet our anticipated working capital and capital expenditure requirements through June 2000. However, we cannot assure you that such resources will be sufficient for anticipated or unanticipated working capital and capital expenditure requirements. We may need to raise additional funds through public or private debt or equity financings in order to:

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


We Face Risks Associated with International Expansion

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

  We have an agreement with TMI Telemedia International, Ltd., a subsidiary of the leading Italian telecommunications company, Telecom Italia, SpA, to establish an international network based on our network technology and expertise and TMI's existing telecommunications infrastructure. In exchange, we granted TMI certain exclusive rights in critical markets, including Europe. In June 1999 we amended the agreement to release TMI's exclusive rights in all but Italy, Spain and Austria. While the goal of this effort is to deliver a range of compatible network services worldwide, to date we have had only limited deployment of services under this agreement. Our experience in developing versions of our products and marketing and distributing our products internationally is limited. Our international strategy has not developed as rapidly as anticipated and may be further delayed if:

  . we cannot successfully develop satisfactory relationships with other partners;

  . we cannot successfully deploy our technology over our partners' infrastructure;

  .  we cannot transfer our knowledge to our partners' employees; or

  . our partners do not devote sufficient management, technological or marketing resources to this project.

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


We Could Face Government Regulation

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


We Depend On Our Proprietary Technology and Technological Expertise

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

Third Parties May Claim We Infringe Their Proprietary Rights

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


We Could Face Liability for Information Disseminated Through Our Network

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

  The Child Online Protection Act of 1998 prohibits and imposes criminal penalties and civil liability on anyone engaged in the business of selling or transferring, by means of the World Wide Web, material that is harmful to minors without restricting access to such material by persons under seventeen years of age. Numerous states have adopted or are currently considering similar types of legislation. The imposition upon us, Internet service providers or Web server hosts of potential liability for such materials carried on or disseminated through our systems could require us to implement measures to reduce our exposure to such liability. Such measures may require the expenditure of substantial resources or the discontinuation of certain product or service offerings. Further, the costs of defending against any such claims and potential adverse outcomes of such claims could have a material adverse effect on our business, financial condition and results of operations. The Child Online Protection Act of 1998 has been challenged by civil rights organizations in part on the grounds that it violates the First Amendment. A similar statute was held unconstitutional by the United States Supreme Court in 1997. On February 1, 1999 a United States District Court preliminarily enjoined enforcement of the law pending final resolution of the case.

Our Stock Price Has Been and May Continue to Be Volatile

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


Item 2.  Changes in Securities and Use of Proceeds

       In June 1999, the Company issued 50,000 shares of Series C 7% Convertible Redeemable Preferred Stock due 2010 ("Series C Preferred") to Microsoft for $50 million. Each share of Series C Preferred has a liquidation preference of $1,000 per share. Dividends on the Series C Preferred accrue at the rate of 7% per annum of the liquidation preference thereof and are payable quarterly in arrears commencing on September 1, 1999. Dividends are payable in cash, except that on each dividend payment date dividends may be paid, at the Company's option, by the issuance of additional shares of Series C Preferred having an aggregate liquidation preference equal to the amount of such dividends.

       The Series C Preferred is redeemable at the option of the Company, in whole or in part, at any time on or after June 1, 2003 at redemption rates commencing with 105.125% declining to 100% on June 1, 2010. The Series C Preferred is subject to mandatory redemption at its liquidation preference, plus accumulated and unpaid dividends on September 1, 2010. The holder of any Series C Preferred has the right, at its option, to convert at any time any shares of Series C Preferred into shares of common stock at the conversion price of $39.924.

       In connection with the issuance of the Series C Preferred the Company issued a warrant to purchase 500,000 shares of its common stock. The shares of Series C Preferred and the warrant to purchase common stock were issued to Microsoft in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933 (the "Act").

       In June 1999 the Company amended an agreement with TMI Telemedia International, Ltd. (TMI) and in connection with the agreement, the Company issued a warrant to purchase 50,000 shares of its common stock. The warrant expires in January 2001 and is exercisable at $25.1875 per share. The warrant to purchase shares of common stock was issued to TMI in reliance on the exemption from registration under Section 4(2) of the Act.

Item 3.  Defaults Upon Senior Securities

       Not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders

       The Annual Meeting of Stockholders was held on May 5, 1999, prior to the stock split, at which the following matters were submitted to a vote of the stockholders:

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


Item 5.  Other Information

       None

Item 6.  Exhibits and Reports on Form 8-K

       (a)   Exhibits.

        4.3     Certificate of Designation of Voting Power

       10.51 Definitive Agreement between SBC Operations, Inc. and the Company, dated April 1, 1999

       10.52 WebTV 2000 Pricing Term Sheet, dated June 18, 1999, between WebTV and the Company

       10.53 Agreement, dated June 18, 1999, between Microsoft Corporation and the Company

       27.1     Financial data schedule

       (b)   Reports on Form 8-K.

       Not applicable.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 1999


                                  CONCENTRIC NETWORK CORPORATION


                                        By:      /s/   Henry R. Nothhaft
                                             -------------------------------
                                                    Henry R. Nothhaft,
                                               President, Chief Executive
                                                   Officer and Director


                                        By:   /s/   Michael F. Anthofer
                                             -------------------------------
                                                   Michael F. Anthofer,
                                                Senior Vice President and
                                                 Chief Financial Officer