Form 10-Q
period 1999-09-30
CONCENTRIC NETWORK CORP
filed 1999-11-15
CIK 1007304

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ----------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended September 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______ to ______

                       Commission File Number: 000-22575

                                 ----------

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

                                 ----------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
requirements for the past 90 days.   Yes [X]  No [ ]

  The number of issued and outstanding shares of the Registrant's Common Stock, $0.001 par value, as of September 30, 1999, was 42,119,597.

================================================================================

                         CONCENTRIC NETWORK CORPORATION

PART I--FINANCIAL INFORMATION

                                                                                                                        Page
                                                                                                                       -------
Item 1.      Financial Statements:

             Condensed Consolidated Balance Sheets at September 30, 1999 and December 31, 1998.......................        3

             Condensed Consolidated Statements of Operations for the three and nine month periods ended
             September 30, 1999 and 1998.............................................................................        4

             Condensed Consolidated Statements of Cash Flows for the nine month periods ended
             September 30, 1999 and 1998.............................................................................        5

             Notes to Unaudited Condensed Consolidated Financial Statements..........................................     7-10

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations...................    11-30

PART II--OTHER INFORMATION

Item 1.      Legal Proceedings.......................................................................................       31

Item 2.      Changes in Securities and Use of Proceeds...............................................................       31

Item 3.      Defaults Upon Senior Securities.........................................................................       31

Item 4.      Submission of Matters to a Vote of Security Holders.....................................................       31

Item 5.      Other Information.......................................................................................       31

Item 6.      Exhibits and Reports on Form 8-K........................................................................       31

             Signatures..............................................................................................       32

                         PART I--FINANCIAL INFORMATION

Item 1.   Financial Statements

                         CONCENTRIC NETWORK CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                            September 30,       December 31,
                                                                                                 1999               1998
                                                                                           ----------------  ------------------
                                                                                             (Unaudited)
                                         ASSETS
Current assets:
  Cash and cash equivalents..............................................................        $  82,982           $  98,988
  Short term investments.................................................................           70,396              52,226
  Current portion of restricted cash.....................................................          142,809              19,125
  Accounts receivable, net...............................................................           19,689              13,714
  Other current assets...................................................................            8,562               3,058
                                                                                                 ---------           ---------
     Total current assets................................................................          324,438             187,111
  Property and equipment, net............................................................           73,927              64,268
  Restricted cash, net of current portion................................................            8,881              17,113
  Goodwill and other intangible assets...................................................           16,190              20,364
  Long term investments..................................................................           22,206                  --
  Other assets...........................................................................           11,087               9,401
                                                                                                 ---------           ---------
     Total assets........................................................................        $ 456,729           $ 298,257
                                                                                                 =========           =========
                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable.......................................................................        $  27,419           $  26,342
  Accrued compensation and other employee benefits.......................................            3,269               2,024
  Other current liabilities..............................................................           10,915               4,559
  Current portion of capital lease obligations...........................................            6,377               6,543
  Deferred revenue.......................................................................            4,828               3,104
                                                                                                 ---------           ---------
     Total current liabilities...........................................................           52,808              42,572
Capital lease obligations, net of current portion........................................            6,788              10,434
Notes payable............................................................................          146,354             146,021
Other long term liabilities..............................................................               98                  --
Commitments
Redeemable exchangeable preferred stock..................................................          173,372             156,105
Convertible redeemable preferred stock...................................................           39,223                  --
Stockholders' equity (deficit):
  Common stock...........................................................................          363,684             190,076
  Accumulated deficit....................................................................         (324,981)           (246,055)
  Deferred compensation..................................................................             (617)               (896)
                                                                                                 ---------           ---------
Total stockholders' equity (deficit).....................................................           38,086             (56,875)
                                                                                                 ---------           ---------
Total liabilities and stockholders' equity (deficit).....................................        $ 456,729           $ 298,257
                                                                                                 =========           =========




                            See accompanying notes.

                         CONCENTRIC NETWORK CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   Unaudited
                    (In thousands, except per share amounts)

                                                                    Three Months Ended              Nine Months Ended
                                                                      September 30,                   September 30,
                                                              ------------------------------  ------------------------------
                                                                   1999            1998            1999            1998
                                                              --------------  --------------  --------------  --------------
Revenue.....................................................       $ 38,082        $ 21,579        $101,175        $ 57,725
Costs and expenses:
  Cost of revenue...........................................         34,711          22,906          93,894          60,834
  Development...............................................          2,596           2,100           7,953           5,405
  Marketing and sales.......................................         13,734          11,494          37,308          29,279
  General and administrative................................          3,822           2,547          10,566           6,811
  Amortization of goodwill and other intangible assets......          1,392           1,100           4,175           2,449
  Acquisition related charges...............................             --              --              --           1,291
  Write off of in-process technology........................             --              --              --           5,200
                                                                   --------        --------        --------        --------
Total costs and expenses....................................         56,255          40,147         153,896         111,269
                                                                   --------        --------        --------        --------
Loss from operations........................................        (18,173)        (18,568)        (52,721)        (53,544)
Net interest expense and other..............................         (1,920)         (2,390)         (7,775)        (10,885)
                                                                   --------        --------        --------        --------
Loss before extraordinary item..............................        (20,093)        (20,958)        (60,496)        (64,429)
Extraordinary gain on early retirement of debt..............             --              --              --           3,042
                                                                   --------        --------        --------        --------
Net loss....................................................        (20,093)        (20,958)        (60,496)        (61,387)
Preferred stock dividends and accretion.....................         (7,115)         (5,279)        (18,430)         (6,556)
                                                                   --------        --------        --------        --------
Net loss attributable to common stockholders................       $(27,208)       $(26,237)       $(78,926)       $(67,943)
                                                                   ========        ========        ========        ========
Net loss per share:
  Loss before extraordinary item............................       $  (0.48)       $  (0.71)       $  (1.56)       $  (2.23)
  Extraordinary gain........................................             --              --              --            0.11
                                                                   --------        --------        --------        --------
  Net loss..................................................          (0.48)          (0.71)          (1.56)          (2.12)
  Preferred stock dividends and accretion...................          (0.17)          (0.18)          (0.47)          (0.23)
                                                                   --------        --------        --------        --------
  Net loss attributable to common stockholders..............       $  (0.65)       $  (0.89)       $  (2.03)       $  (2.35)
                                                                   ========        ========        ========        ========
Shares used in computing net loss per share attributable to
common stockholders.........................................         41,789          29,388          38,920          28,858
                                                                   ========        ========        ========        ========




                            See accompanying notes.

                         CONCENTRIC NETWORK CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   Unaudited
                                 (In thousands)

                                                                                                               Nine Months Ended
                                                                                                                 September 30,
                                                                                                             ----------------------
                                                                                                                1999        1998
                                                                                                             ----------  ----------
Operating Activities
Net loss...................................................................................................  $ (78,926)   $(67,943)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation............................................................................................     20,207      17,618
   Amortization of deferred interest, cost of revenue and marketing and sales related to issuance of
       warrants............................................................................................      1,163         912
   Amortization of goodwill and other intangible assets....................................................      4,174       2,450
   Amortization of financing costs.........................................................................        473         392
   Amortization of other deferred assets...................................................................      1,554       2,538
   Amortization of deferred compensation...................................................................        280         280
   Preferred stock dividends and accretion.................................................................     18,429       6,556
   Gain on early retirement of debt........................................................................         --      (3,042)
   Write-off of in-process technology......................................................................         --       5,200

Changes in current assets and liabilities:
   Accounts receivable.....................................................................................     (6,718)     (3,679)
   Other current assets....................................................................................       (420)        629
   Prepaid expenses........................................................................................     (4,256)       (333)
   Accounts payable........................................................................................      1,077       2,222
   Accrued compensation and other employee benefits........................................................      1,245        (791)
   Deferred revenue........................................................................................      1,723         175
   Other current liabilities...............................................................................      6,705       3,616
                                                                                                             ---------    --------
Net cash used in operating activities......................................................................    (33,290)    (33,200)

Investing Activities
Net change in restricted cash..............................................................................   (123,684)         --
Additions of property and equipment........................................................................    (28,919)    (11,288)
Proceeds from sale of property and equipment...............................................................        135          --
Net change in notes receivable.............................................................................       (830)         --
Net change in short term investments.......................................................................    (18,170)    (17,251)
Net change in long term investments........................................................................    (22,206)         --
Cash investment in network services businesses, net of cash acquired.......................................         --     (25,077)
                                                                                                             ---------    --------
Net cash used in investing activities......................................................................   (193,674)    (53,616)

Financing Activities
Net change in restricted cash..............................................................................      8,232       7,313
Repayment of notes payable.................................................................................         --      (1,960)
Repayment of lease obligations to a related party..........................................................         --      (3,079)
Repayment of lease obligations to a related party-early retirement of debt.................................         --     (24,750)
Repayment of lease obligations.............................................................................     (5,144)     (5,015)
Proceeds from issuances of stock and warrants..............................................................    161,668       2,528
Proceeds from issuances of redeemable exchangeable preferred stock.........................................         --     144,250
Proceeds from issuances of convertible redeemable preferred stock..........................................     50,000          --
Deferred financing costs...................................................................................     (3,798)       (320)
                                                                                                             ---------    --------
Net cash provided by financing activities..................................................................    210,958     118,967
                                                                                                             ---------    --------
Net change in cash and cash equivalents....................................................................    (16,006)     32,151
Cash and cash equivalents at beginning of period...........................................................     98,988     119,959
                                                                                                             ---------    --------
Cash and cash equivalents at end of period.................................................................  $  82,982    $152,110
                                                                                                             =========    ========

Supplemental Disclosures of Noncash Investing and Financing Activities:
Capital lease obligations incurred with a related party....................................................  $      --    $  1,285
Capital lease obligations incurred.........................................................................  $   1,294    $  4,485

Supplemental Disclosures of Cash Flow Information
Interest paid..............................................................................................  $  10,950    $ 12,499

                         CONCENTRIC NETWORK CORPORATION

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

  These unaudited condensed consolidated financial statements and the related footnote information have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company's management, the accompanying unaudited interim condensed financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. The results for the interim period ended September 30, 1999 are not necessarily indicative of results to be expected for the entire year ending December 31, 1999 or future operating periods.

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


4.   Stockholders' Equity

  In January 1999 SBC Communications Inc. purchased, prior to the stock split, 806,679 shares of common stock for an aggregate purchase price of approximately $19.5 million pursuant to an agreement reached between the two companies in October 1998. In connection with the agreement, the Company has issued to SBC a warrant to purchase an additional pre-split 906,679 shares. The warrant expires three years from the date of issuance and is exercisable at the pre-split price of $21.00 per share. The Company deemed the fair market value of the warrant, using the Black-Scholes method, to be $1.9 million which is being amortized as a marketing cost over the life of the agreement.

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

  In June 1999 the Company issued a warrant to Microsoft Corporation ("Microsoft"), in conjunction with Microsoft's $50 million purchase of preferred stock (see Note 8), to purchase 500,000 shares of its common stock. The warrant expires four years from the date of issuance and is exercisable at $33.27 per share. In connection with the issuance of the Series C Preferred the Company issued a warrant to purchase 500,000 shares of its common stock. The Company deemed the fair market value of the warrants, using the Black-Scholes model, to be approximately $11.9 million and is accreting this value over four years.


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

5.   Equity Investments

  In January 1999 the Company purchased approximately $10.0 million of common stock from Covad Communications, Inc. ("Covad") and certain Covad stockholders at Covad's initial public offering price. In April 1999 the Company purchased approximately $5.0 million of Class B Common Stock from NorthPoint Communications Group, Inc. ("NorthPoint"). In July 1999 the Company purchased approximately $5.0 million of Series A Convertible Preferred Stock from Register.com, Inc. ("Register.com"). In August 1999 the Company purchased approximately $2.0 million of Series B Preferred Stock from Asia Online, Ltd. ("Asia Online").


6.    Acquisitions

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

  A summary of the purchase price allocation is as follows (in thousands):

  Current and other assets...................................   $ 1,348
  Computer and telecommunications equipment..................     4,784
  Goodwill...................................................     9,496
  Other intangible assets....................................     3,080
  Write-off of in process technology.........................     5,200
                                                                -------
     Total purchase price allocation.........................   $23,908
                                                                =======

  Goodwill is being amortized over five years. Other intangible assets include developed technology, assembled workforce and customer lists and are being amortized over their useful lives ranging from two to four years.

  In May 1998, the Company acquired Delta Internet Services, Inc. ("DeltaNet") in a transaction that was accounted for as a pooling of interests. The Company issued approximately 452,000 pre-split shares of its common stock to DeltaNet shareholders in exchange for all outstanding DeltaNet shares. The Company also assumed outstanding DeltaNet options and warrants which were converted to options and warrants to purchase approximately 196,000 and 14,000 pre-split shares, respectively, of the Company's common stock. The consolidated results of operations for the three and nine months ended September 30, 1998 include an acquisition related charge of $1.3 million primarily related to severance costs, reserves for redundant facilities and assets and professional fees.

  In August 1998, the Company acquired all of the outstanding stock of AnaServe, Inc. ("AnaServe"). The transaction was accounted for using the purchase method of accounting. The total purchase price of approximately $13.0 million consisted of a $9.6 million cash payment upon closing and the assumption of approximately $3.4 million of AnaServe's liabilities (including acquisition costs).

  A summary of the purchase price allocation is as follows (in thousands):

  Current and other assets.....................................     $   467
  Computer and telecommunications equipment....................         497
  Goodwill.....................................................      11,630
  Other intangible assets......................................         416
                                                                    -------
     Total purchase price allocation...........................     $13,010
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

  The Company is accreting the Series C Preferred to its liquidation preference through the due date of the Series C Preferred. The accretion for the quarter and year-to-date period ended September 30, 1999 was approximately $888,000.

9.  Consent Agreements

  In July 1999, the Company solicited and received consents of more than a majority of the Company's outstanding 12 3/4% Senior Notes due 2007 ("12 3/4% Senior Notes") and the outstanding 13 1/2% Series B Redeemable Exchangeable Preferred Stock due 2010 ("Series B Preferred"). The consents allow the Company to increase its permitted investments under the Indenture relating to the 12 3/4% Senior Notes and the Certificate of Designation relating to the Series B Preferred. In August, the Company paid consent fees of approximately $3.8 million to the holders who delivered consents prior to the expiration date of such consents.

10.  Income Taxes

  The Company accounts for income taxes using the liability method in accordance with Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes" ("FAS 109"). No provision for income taxes is expected for 1999 as the Company expects to incur a net loss for the year and does not meet the criteria for recognizing an income tax benefit under the provisions of FAS 109.

11.  Commitments

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

  In September 1999, the Company announced that it had reached an agreement to acquire Internet Technology Group plc, a provider of Internet access for consumers and dedicated access and hosting for businesses in the UK and Europe. The transaction is valued at approximately $217.0 million, consisting of 50% cash and 50% Concentric stock. The Company has placed $123.7 million into restricted cash pending completion of this transaction.

  In November 1999, the Company signed an agreement to sublease office space in San Jose, California from November 1999 through March 2002 for approximately $1.2 million per year.

11.  Subsequent Events

  In October 1999 the Company acquired substantially all of the assets of 9 Net Avenue, Inc., a provider of web hosting services, for approximately $51.8 million in stock and cash and assumed approximately $9.9 million in liabilities.

  In October 1999 the Company purchased approximately $5.0 million of Series C Preferred stock from Corio, Inc.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  This section and other parts of this Report contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the subsection entitled "Factors Affecting Operating Results". The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Financial Statements and the Notes thereto included elsewhere in this Report.


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

  The Company's revenue prior to 1996 was primarily generated from providing Internet access to consumers. The Company's current focus is on developing and deploying virtual private networks or VPNs and providing dedicated network access, digital subscriber line (DSL) and Web hosting services for enterprise customers. Contracts with enterprise customers typically have a term ranging from one to three years. The Company expects enterprise-related revenue to represent an increasing portion of total revenue in future periods. The foregoing expectation is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors including the Company's operating results, the results and timing of the Company's launch of new products and services, governmental or regulatory changes, the ability of the Company to meet product and project demands, the success of the Company's marketing efforts, competition and acquisitions of complementary businesses, technologies or products.

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

  In October 1999 the Company acquired 9Net Avenue, Inc. and has signed an agreement to acquire ITG. Both of these transactions will result in additional charges for goodwill. Additionally, the Company may acquire other complementary products or technology and if the Company were to incur additional charges for acquired in-process technology, amortization of goodwill and acquisition costs with respect to any future acquisitions, the Company's business, operating results and financial condition could be materially and adversely affected. See "Factors Affecting Operating Results--Our Acquisition Strategy Poses Several Risks" and "--Liquidity and Capital Resources."

  The Company has incurred net losses and experienced negative cash flow from operations since inception and expects to continue to operate at a net loss and experience negative cash flow at least through 2001. The Company's ability to achieve profitability and positive cash flow from operations is dependent upon the Company's ability to substantially grow its revenue base and achieve other operating efficiencies. The Company experienced net losses attributable to common stockholders of approximately $66.4 million, $55.6 million and $94.1 million for the years ended December 31, 1996, 1997, and 1998, respectively and $78.9 million for the nine months ended September 30, 1999. We cannot assure you that the Company will be able to achieve or sustain revenue growth, profitability or positive cash flow on either a quarterly or an annual basis.

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


Results of Operations

  Revenue.   Revenue totaled approximately $38.1 million for the three month period ended September 30, 1999, a $16.5 million increase over revenue of approximately $21.6 million for the three month period ended September 30, 1998. Revenue for the nine month period ended September 30, 1999 was approximately $101.2 million, a $43.5 million increase over revenue of approximately $57.7 million for the nine month period ended September 30, 1998. This increase reflects growth in revenue from:

  .  the Company's broadened product offerings to its enterprise customers;

  .  the Company's marketing arrangements with its strategic partners; and

  .  revenues from acquired operations.

  The Company expects revenue growth from Internet access customers to flatten over time. Revenue from WebTV decreased to 24.0% of the Company's net revenue for the three month period ended September 30, 1999 compared to 25.9% for the three month period ended September 30, 1998. WebTV accounted for approximately 26.5% of net revenue for the nine months ended September 30, 1999 as compared to 27.0% for the comparable period in 1998. The Company expects revenue from WebTV to decrease as a percentage of revenue. The foregoing expectation is a forward looking statement that involves risks and uncertainties and the actual results could vary materially as a result of a number of factors including those set forth under the caption "Factors Affecting Operating Results--The Loss of Any of Our Major Customers Could Severely Impact Our Business."

  Cost of Revenue.   Cost of revenue consists primarily of personnel costs to
maintain and operate the Company's network, access charges from local exchange carriers, backbone and Internet access costs, depreciation of network equipment and amortization of related assets. Cost of revenue for the three month period ended September 30, 1999 was approximately $34.7 million, an increase of $11.8 million from cost of revenue of $22.9 million for the three month period ended September 30, 1998. This increase is attributable to the overall growth in the size of the network and costs associated with acquired operations. As a percentage of revenue, such costs declined to 91.1% of revenue in the three month period ended September 30, 1999, down from 106.1% of revenue in the year earlier period, due to increased network utilization associated with the Company's revenue growth and lower per port costs of the Company's network. Cost of revenue for the nine months ended September 30, 1999 was approximately $93.9 million compared to $60.8 million for the nine months ended September 30, 1998. As a percentage of revenue, costs declined to 92.8% of revenue in the nine months ended September 30, 1999 from 105.4% of revenue in the year earlier period. The Company expects its cost of revenue to continue to increase in dollar amount, while declining as a percentage of revenue as the Company expands its customer base. The foregoing expectation is a forward looking statement that involves risks and uncertainties and the actual results could vary materially as a result of a number of factors, including those set forth under the captions "Factors Affecting Operating Results--We Have a Limited Operating History and Expect Continuing Operating Losses," "Factors Affecting Operating Results--Our Growth and Expansion May Strain Our Resources" and "Factors Affecting
Operating Results--We Depend Upon New and Uncertain Markets."

  Development Expense.   Development expense consists primarily of personnel and
equipment related expenses associated with the development of products and services of the Company. Development expense was approximately $2.6 million and $2.1 million for the three month periods ended September 30, 1999 and 1998, respectively. This higher level of development expense reflects an overall increase in personnel to develop new product offerings, to manage the overall growth in the network and from acquired operations. Development expense as a percentage of revenue declined to 6.8% for the three month period ended September 30, 1999 from 9.7% for the three month period ended September 30, 1998 as a result of the Company's increased revenue. Development expense for the nine month periods ending September 30, 1999 and 1998 was approximately $8.0 million and $5.4 million, respectively. As a percentage of revenue, development expense declined to 7.9% for the nine months ended September 30, 1999 from 9.4% for the
nine months ended September 30, 1998.   The Company expects its development
spending to continue to increase in dollar amount, but to decline as a percentage of revenue. The foregoing expectation is a forward looking statement that involves risks and uncertainties and the actual results could vary materially as a result of a number of factors, including those set forth below under the captions "Factors Affecting Operating Results--We Have a Limited Operating History and Expect Continuing Operating Losses" and "Factors
Affecting Operating Results--We Depend Upon New and Enhanced Services."

  Marketing and Sales Expense.   Marketing and sales expense consists primarily
of personnel expenses, including salary and commissions, costs of marketing programs and the cost of 800 number circuits utilized by the Company for customer support functions. Marketing and sales expense was approximately $13.7 million for the three month period ended September 30, 1999 and $11.5 million for the three month period ended September 30, 1998. The $2.2 million increase in 1999 reflects an expansion of the customer support, marketing and sales organizations necessary to support the Company's expanded customer base. This increase also reflects a growth in subscriber acquisition costs, related to both increased direct marketing efforts as well as commissions paid to distribution partners. Marketing and sales expense as a percentage of revenue declined to 36.1% for the three month period ended September 30, 1999 from 53.3% in the year earlier period as a result of the Company's increased revenue. For the nine months ended September 30, 1999 and 1998, marketing and sales expense was approximately $37.3 million and $29.3 million, respectively, and was 36.9% and 50.7% of revenue, respectively. The Company expects marketing and sales expenditures to continue to increase in dollar amount, but to decline as a percentage of revenue. The foregoing expectation is a forward looking statement that involves risks and uncertainties and the actual results could vary materially as a result of a number of factors including those set forth under the captions "Factors Affecting Operating Results--We Depend on New and Uncertain Markets" and "Factors Affecting Operating Results--Our Growth and Expansion May Strain Our Resources."

  General and Administrative Expense.   General and administrative expense
consists primarily of personnel expense and professional fees. General and administrative expense was approximately $3.8 million for the three month period ended September 30, 1999 and $2.5 million for the three month period ended September 30, 1998. This higher level of expense reflects an increase in personnel and professional fees necessary to manage the financial, legal and administrative aspects of the business. General and administrative expense as a percentage of revenue declined to 10.0% for the three month period ended September 30, 1999 from 11.8% in the year earlier period as a result of the Company's increased revenue. For the nine months ended September 30, 1999 and 1998, general and administrative expense was approximately $10.6 million and $6.8 million, respectively. General and administrative expense as a percentage of revenue declined to 10.4% in the nine months ended September 30, 1999 from 11.8% for the comparable period in 1998. The Company expects general and administrative expense to increase in dollar amount, reflecting its growth in operations, but to decline as a percentage of revenue. The foregoing expectation is a forward looking statement that involves risks and uncertainties and the actual results could vary materially as a result of a number of factors including those set forth under the captions "Factors Affecting Operating Results--We Depend on New and Uncertain Markets" and "Factors Affecting Operating Results--Our Growth and Expansion May Strain Our Resources."

  Amortization of Goodwill and Other Intangible Assets.   For the three month
periods ended September 30, 1999 and September 30, 1998, respectively, the Company recorded amortization of goodwill and other intangible assets of $1.4 million and $1.1 million. Amortization of goodwill and other intangible assets for the nine month period ended September 30, 1999 was $4.2 million as compared to $2.4 million for the comparable period in 1998. The increase is primarily the result of the acquisition of AnaServe in August 1998.

  Acquisition-Related Charges.   For the nine month period ended September 30,
1998, the Company charged to operations one-time acquisition costs of $1.3 million related to the DeltaNet acquisition.

  Write-off of In-Process Technology.   In the nine month period ended September
30, 1998, the Company wrote-off $5.2 million of in-process technology related to the acquisition of InterNex.

  Net Interest Expense and Other Expense.   Net interest expense and other
expense was approximately $1.9 million and $2.4 million for the three month periods ended September 30, 1999 and 1998, respectively. For the nine months ended September 30, 1999 and 1998, net interest expense and other expense was $7.8 million and $10.9 million, respectively. The decrease is primarily due to the early retirement of debt in the form of capital lease obligations in March 1998 and higher levels of cash, cash equivalents and short term investments in the three and nine months ended September 30, 1999. During the nine month period ended September 30, 1999, the Company wrote off $504,000 related to the issuance of a warrant to TMI.

  Extraordinary Gain.   For the nine month period ended September 30, 1998, the
Company realized an extraordinary gain of $3.0 million related to the early retirement of debt in the form of capital lease obligations.

  Preferred Stock Dividends and Accretions.   For the three month periods ended
September 30, 1999 and 1998, the Company recorded dividend and stock accretion of $7.1 million and $5.3 million, respectively, related to the Series A 13 1/2% Redeemable Exchangeable Preferred Stock due 2010 ("Series A Preferred") issued in June 1998, the Series B 13 1/2% Redeemable Exchangeable Preferred Stock due 2010 ("Series B Preferred") issued in September 1998 in exchange for all outstanding shares of Series A Preferred and the Series C 7% Convertible Redeemable Preferred Stock due 2010 ("Series C Preferred"). Dividend and stock accretion for the nine months ended September 30, 1999 and 1998, was $18.4 million and $6.6 million, respectively.

  Net Loss Attributable to Common Stockholders.   The Company's net loss
attributable to common stockholders increased to approximately $78.9 million for the nine month period ended September 30, 1999 as compared to approximately $67.9 million for the nine month period ended September 30, 1998. For comparative purposes, the net loss attributable to common stockholders for the nine month period ended September 30, 1999 included $18.4 million of dividends and accretion related to the preferred stock issued in June 1998, an increase of $11.8 million over the prior year comparable period. The net loss attributable to common stockholders for the nine month period ended September 30, 1998 included a $5.2 million write-off of in-process technology partially offset by an extraordinary gain of $3.0 million on early retirement of debt.


Liquidity and Capital Resources

  To date, the Company has satisfied its cash requirements primarily through the sale of capital stock, debt financings and capitalized lease financings. The Company's principal uses of cash are to fund working capital requirements and capital expenditures, to service its capital lease and debt financing obligations, to finance and fund acquisitions, to provide for the early retirement of debt and to finance equity investments in strategic partners. Net cash used in operating activities for the nine month periods ended September 30, 1999 and 1998 was approximately $33.3 million and $33.2 million, respectively. Cash used in operating activities in both periods was primarily affected by the net losses, caused by increased costs related to the expansion of the Company's network and organizational infrastructure.

  Net cash used in investing activities for the nine month periods ended September 30, 1999 and 1998 was approximately $193.7 million and $53.6 million, respectively. Net cash used in investing activities for the nine month period ended September 30, 1999 consisted of equity investments of $10.0 million in Covad Communications, Inc., $5.0 million in NorthPoint Communications, Group, Inc., $5.0 million in Register.com, Inc. and $2.0 million in Asia Online, Ltd. Restricted cash of $123.7 million was placed in escrow for the pending Internet Technology Group acquisition, $28.9 million was used to purchase capital equipment to support the Company's expanded network infrastructure, and $18.2 million was used to purchase short term investments. For the nine month period ended September 30, 1998, net cash used in investing activities consisted primarily of $25.1 million for the acquisitions of InterNex, DeltaNet and AnaServe and $11.3 million for purchases of capital equipment.

  For the nine month period ended September 30, 1999, net cash of approximately $211.0 million was provided from financing activities. Net proceeds from the public stock offering in February 1999 was $119.0 million, net proceeds from the issuance of Series C Preferred was approximately $50.0 million, net proceeds from the sale of stock to SBC was $19.5 million and net proceeds from other stock issuances, including the sale of stock to stockholders exercising warrants, was $23.2 million. For the nine month period ended September 30, 1998, net cash of approximately $119.0 million was provided by financing activities, of which $144.3 million was the net proceeds from the issuance of Series A Preferred and $24.7 million was used for the early retirement of capital lease obligations.

  For the nine month period ended September 30, 1999 net cash decreased $16.0 million as compared to a net cash increase for the nine month period ended September 30, 1998 of $32.2 million.

  At September 30, 1999, the Company had cash and cash equivalents of approximately $83.0 million, short term investments of $70.4 million, restricted cash of $151.7 million and working capital of $271.6 million. The Company expects to incur additional operating losses and will rely primarily on its available cash resources to meet its anticipated cash needs for working capital and for the acquisition of capital equipment through September 2000. However, the Company may require additional financing within this time frame. The Company's forecast of the period of time through which its financial resources will be adequate to support its operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially as a result of a number of factors, including those set forth under the caption "Factors Affecting Operating Results--We May Need Additional Capital in the Future and Such Additional Financing May Not Be Available." The Company may be required to raise additional funds through public or private financing, strategic relationships or other arrangements. We cannot assure you that such additional funding, if needed, will be available on terms attractive to the Company, or at all.


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


Equity Price Risk

  The Company owns 833,334 shares of the common stock of Covad, purchased in January 1999 at a split adjusted price of $12.00 per share, 277,840 shares of Class B Common Stock of NorthPoint purchased in April 1999 at $18.00 per share, 416,667 shares of Series A Convertible Preferred Stock of Register.com purchased in July 1999 at $12.00 per share and 629,660 shares of Series B Preferred Stock of Asia Online purchased in August 1999 at $3.176 per share. The Company values these investments using the lower of cost or market method, and thus continues to value them at their respective costs of $10.0 million, $5.0 million, $5.0 million and $2.0 million. If the price per share of these stocks were to decline below the cost per share and such decline was considered to be other than temporary, the Company would be required to write-down the value of these investments. The Company is generally restricted from selling these shares for at least one year from the date of purchase. The Company does not hedge against equity price changes.

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

  Based on the Company's assessment to date, the Company has determined that its internally developed software, including much of its operational, financial and management information systems software is year 2000 compliant. The Company's operational, financial and management information systems software which have not been internally developed have been certified as year 2000 compliant by the third party vendors who have supplied the software. The equipment and software that runs the Company's data centers are supplied by Microsoft, Nortel/Bay Networks and Sun Microsystems. The Company has implemented software patches supplied by Microsoft so that the Microsoft software in these data centers no longer contains any material year 2000 deficiencies. The Company implemented similar patches for the software supplied by Sun Microsystems at the end of 1998 and Bay Networks equipment and software during 1999 with versions which do not contain any material year 2000 deficiencies. Additionally, the Company is continuing to assess the year 2000 compliance of its products and services. To date, most newly introduced products and services of the Company do not contain material year 2000 deficiencies, however some of the Company's customers are running earlier product versions that are not year 2000 compliant. The Company has been encouraging such customers to migrate to current product versions. The Company estimates that the capital and other costs associated with the upgrade and conversion of its existing products, services and systems relating to the year 2000 issue will not be material. The Company does not separately track internal costs incurred to assess and remedy deficiencies related to the year 2000 problem, however, such costs are principally the payroll costs for its information systems group. The Company does not have and is not developing a contingency plan in the event its systems fail as a result of year 2000 related problems.

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

  We have incurred net losses and experienced negative cash flow from operations since inception. We expect to continue to operate at a net loss and experience negative cash flow at least through 2001. Our ability to achieve profitability and positive cash flow from operations is dependent upon our ability to substantially grow our revenue base and achieve other operating efficiencies. We experienced net losses attributable to common stockholders of approximately $66.4 million for the year ended December 31, 1996, $55.6 million for the year ended December 31, 1997, $94.1 million for the year ended December 31, 1998 and $78.9 million for the nine month period ended September 30, 1999. At September 30, 1999, we had an accumulated deficit of approximately $325.0 million. We cannot assure you that we will be able to achieve or sustain revenue growth, profitability or positive cash flow on either a quarterly or an annual basis.

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

The Loss of Any of Our Major Customers Could Severely Impact Our Business

  We currently derive a substantial portion of our total revenue from WebTV. Revenue from WebTV accounted for 10.1% of our revenue for the year ended December 31, 1996, 33.4% of our revenue for the year ended December 31, 1997, 26.8% of our revenue for the year ended December 31, 1998 and 26.5% of our revenue for the nine month period ended September 30, 1999.

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

  We cannot assure you that we will be able to expand our network or add services at the rate or according to the schedule presently planned by us. We had 96 employees and 47 independent contractors as of December 31, 1996, and have grown to 608 employees and 96 independent contractors as of September 30, 1999. We cannot assure you that we will be able to effectively manage this growth in personnel. Additionally, we cannot assure you that we will be able to hire, train and retain sufficient numbers of qualified personnel to meet our requirements.

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

Our Acquisition Strategy Poses Several Risks

  We have completed four acquisitions to date, and have announced another acquisition which is subject to certain closing conditions, and may seek to acquire additional assets, technologies and businesses complementary to our operations. The completed acquisitions are and any subsequent acquisitions would be accompanied by the risks commonly encountered in such transactions. Such risks include, among other things:

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


We Depend Upon New and Enhanced Services

  We have recently introduced new enterprise service offerings, including the introduction of value-added, IP-based communication services to enterprises and DSL services in limited areas. Our failure to introduce new enterprise service offerings or the failure of these services to gain market acceptance in a timely manner or at all, or the failure to achieve significant market coverage could have a material adverse effect on our business, financial condition and results of operations. If we introduce new or enhanced services with reliability, quality or compatibility problems, then market acceptance of such services could be significantly delayed or hindered. Such problems or delays could adversely affect our ability to attract new customers and subscribers.


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

We Depend Upon Our Suppliers and Have Sole- and Limited-Sources of Supply for Certain Products and Services

  We rely on other companies to supply certain key components of our network infrastructure. These components include critical telecommunications services and networking equipment, which, in the quantities and quality demanded by us, are available only from sole- or limited-sources. AT&T Corp., MCI WorldCom, Inc., PacWest Telecomm, Inc., Covad and Williams are our primary providers of data communications facilities and capacity. AT&T is currently the sole provider of the frame relay backbone of our network. MCI WorldCom and Williams are currently the providers of the ATM backbone of our network. We are also dependent upon LECs to provide telecommunications services to us and our customers. We experience delays from time to time in receiving telecommunications services from these suppliers. We cannot assure you that we will be able to obtain such services on the scale and within the time frames required by us at an affordable cost, or at all. Any failure to obtain such services on a sufficient scale, on a timely basis or at an affordable cost would have a material adverse effect on our business, financial condition and results of operations.

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


Our Network System Could Fail

  Network expansion and growth in usage will place increased stress upon our network hardware and traffic management systems. Our network has been designed with redundant backbone circuits to allow traffic re-routing. We cannot assure you, however, that we will not experience failures relating to individual network POPs or even catastrophic failure of the entire network. Moreover, our operations are dependent upon our ability to protect our network infrastructure against damage from power loss, telecommunications failures and similar events. A significant portion of our computer equipment, including critical equipment dedicated to our Internet access services, is located at our facilities in Chicago, Illinois, and San Jose and Irvine, California. In addition, our modems and routers that serve large areas of the United States are located in these cities. Our network operations center, which manages the entire network, is in St. Louis, Missouri. Despite our precautions, a natural disaster, such as an earthquake, or other unanticipated problem at the network operations center, at one of our hubs (sites at which we have located routers, switches and other computer equipment that make up the backbone of our network infrastructure) or at a number of our POPs has from time to time in the past caused, and in the future could cause, interruptions in our services. In addition, our services could be interrupted if our telecommunications providers fail to provide the data communications capacity in the time frame required by us as a result of a natural disaster or for some other reason. Any damage or failure that causes interruptions in our operations could have a material adverse effect on our business, financial condition and results of operations.

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


We Depend Upon Key Personnel and May be Unable to Timely Hire and Retain Sufficient Numbers of Qualified Personnel

  Our success depends to a significant degree upon the continued contributions of our executive management team, including Henry R. Nothhaft, the Company's Chairman, President and Chief Executive Officer, and John K. Peters, the Company's Executive Vice President of Corporate Strategy and Business Development. The loss of the services of Mr. Nothhaft or Mr. Peters could have a material adverse effect on us. We have Executive Continuity Agreements with six senior officers, including Mr. Nothhaft and Mr. Peters. These agreements provide for compensation, certain expense reimbursement and continued option vesting for these officers in the event of involuntary termination without cause or constructive termination without cause within 18 months of a change of control. We do not carry key man life insurance on the life of any such persons. Our success will also depend upon the continued service of the other members of our senior management team and technical, marketing and sales personnel. Competition for qualified employees is intense. Our employees may voluntarily terminate their employment with us at any time. Our success also depends upon our ability to attract and retain additional highly qualified management, technical, sales and marketing and customer support personnel. Locating personnel with the combination of skills and attributes required to carry out our strategy is often a lengthy process. The loss of key personnel, or the inability to attract additional, qualified personnel, could have a material adverse effect upon our results of operations, development efforts and ability to complete the expansion of our network infrastructure. Any such event could have a material adverse effect on our business, financial condition and results of operations.


We Have Incurred Substantial Indebtedness and May Not Be Able to Service Our
Debt

  We are and will continue to have a significant amount of outstanding indebtedness. We have significant debt service requirements as a result of this indebtedness. At September 30, 1999, our total debt (including current portion) was $159.5 million, and stockholders' equity was $38.1 million. Interest on such indebtedness totals approximately $19.1 million per year. We also issued 150,000 shares of preferred stock in June 1998 with dividends which accrue at the rate of 13 1/2 % per year and 50,000 shares of preferred stock in June 1999 with dividends which accrue at the rate of 7% per year. At September 30, 1999, cumulative dividends and accretion on the preferred stock totaled approximately $29.5 million. Dividends and accretion will total approximately $24.7 million in 1999 and are expected to grow in each successive year. To date, we have paid such dividends in shares of preferred stock, rather than in cash. We must also redeem both issuances of the preferred stock in 2010. As a result of these and other features, the preferred stock is substantially equivalent to debt. Our debt, including the preferred stock, has important consequences for our company and for you, including the following:

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


We May Need Additional Capital in the Future and Such Additional Financing May Not Be Available

  We currently anticipate that our available cash resources will be sufficient to meet our anticipated working capital and capital expenditure requirements through September 2000. However, we cannot assure you that such resources will be sufficient for anticipated or unanticipated working capital and capital expenditure requirements. We may need to raise additional funds through public or private debt or equity financings in order to:

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

  We have an agreement with TMI Telemedia International, Ltd., a subsidiary of the leading Italian telecommunications company, Telecom Italia, SpA, establishing an international network based on our network technology and expertise and TMI's existing telecommunications infrastructure. In exchange, we granted TMI certain exclusive rights in critical markets, including Europe. In June 1999 we amended the agreement to release TMI's exclusive rights in all territories but Italy, Spain and Austria. While the goal of this effort is to deliver a range of compatible network services worldwide, to date we have had only limited deployment of services under this agreement. Our experience in developing versions of our products and marketing and distributing our products internationally is limited. Our international strategy has not developed as rapidly as anticipated and may be further delayed if:

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

  We have entered into roaming agreements with third parties to allow our customers to access their Internet accounts from Japan and certain other foreign countries. In September 1999 we reached an agreement to acquire ITG which currently provides network services in the UK and Holland. We cannot assure you that we will be able to successfully market, sell and deliver our products in these markets.


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

Item 5.   Other Information

  None

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits.

  27.1  Financial data schedule

  (b)   Reports on Form 8-K.

     The Company filed a Current Report on Form 8-K dated October 22, 1999 to report under Item 5 the acquisition of substantially all of the assets of 9 Net Avenue, Inc. for approximately $51.8 million and the assumption of approximately $9.9 million of liabilities.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 15, 1999


                                  CONCENTRIC NETWORK CORPORATION


                                  By:         /s/ Henry R. Nothhaft
                                      ------------------------------------------
                                                  Henry R. Nothhaft,
                                              President, Chief Executive
                                                 Officer and Director


                                  By:        /s/ Michael F. Anthofer
                                      ------------------------------------------
                                                 Michael F. Anthofer,
                                              Senior Vice President and
                                               Chief Financial Officer