Form 10-K405
period 1999-12-31
CONCENTRIC NETWORK CORP
filed 2000-03-30
CIK 1007304

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ---------------

                                   FORM 10-K

                FOR ANNUAL AND TRANSITIONAL REPORTS PURSUANT TO
          SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

  For the fiscal year ended: December 31, 1999

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

  For the transition period from         to

                        Commission file number: 0-22575

                               ---------------

                        CONCENTRIC NETWORK CORPORATION
            (Exact name of registrant as specified in its charter)

            Delaware                                 65-0257497
  (State or other jurisdiction                    (I.R.S. Employer
of incorporation or organization)               Identification No.)

                 1400 Parkmoor Avenue, San Jose, CA 95126-3429
              (Address of principal executive offices) (zip code)

                                (408) 817-2800
              Registrant's telephone number, including area code

                               ---------------

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

                               ---------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on March 27, 2000 as reported on the National Market of The Nasdaq Stock Market, was approximately $2,227,512,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 27, 2000, registrant had outstanding 51,593,378 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

   The Registrant has incorporated by reference into Part III of this Form 10-K portions of its Proxy Statement for Registrant's Annual Meeting of Stockholders.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

   The Business section and other parts of this Report contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risks Related to Concentric's Business".

                                    PART I

ITEM 1. BUSINESS

   Concentric provides tailored, value-added IP-based network services primarily targeted to small-to-medium sized enterprises. To provide these services, the Company utilizes its low/fixed latency, high-throughput network, employing its advanced network architecture, data centers and the Internet. Concentric's service offerings for enterprises include Virtual Private Networks, high-speed Internet access and Web hosting. These services enable enterprises to take advantage of standard Internet tools such as browsers and high-performance servers for customized data communications within an enterprise and between an enterprise and its suppliers, partners and customers. These services combine the cost advantages, nationwide access and standard protocols of public networks with the customization, high performance, reliability and security of private networks. Among the current distribution partners are Intuit, SBC and WebTV.

   The Company was incorporated in Florida in 1991 under the name Engineered Video Concepts, Inc., changed its name to Concentric Research Corporation in 1992 and commenced network operations in 1994. In 1995, the Company changed its name to Concentric Network Corporation and reincorporated into Delaware in 1997.

   In January 2000, Concentric agreed to be acquired by NEXTLINK Communications, Inc. ("Nextlink"), a provider of a variety of voice services and high speed Internet access to the business market. As a combined company, we expect to be able to offer a complete, single source communications solution to our customers by combining our Internet business, data center and application service provider services with the full array of products from Nextlink's voice and data services. The transaction is subject to approval of our stockholders and other customary closing conditions, and is expected to close in the second quarter of 2000. The foregoing statements regarding the pending acquisition of Concentric by Nextlink and the expectations for the combined entity are forward looking statements subject to a number of risks and uncertainties including the factors set forth below in "Management's Discussion and Analysis of Financial Results--Risks Related to Concentric's Business--The Proposed Merger Involves Risks and Uncertainties and May Not be Completed". Also, please refer to "Management's Discussion and Analysis of Financial Results--Overview" for a discussion of the terms of the acquisition.

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

   Industry analysts expect the market size for both value-added IP data networking services and Internet access to grow rapidly as businesses and consumers increase their use of the Internet, intranets and privately managed IP networks. According to Infonetics Research industry analysts, the total market for virtual private network ("VPN") products and services could reach approximately $30 billion by the end of year 2003. The majority of the enterprise customers are expected to outsource such services due to lack expertise and high internal costs, outlining security as one of their biggest concerns.

Business Strategy

   The Company's objective is to become the leading supplier of e-business services worldwide. In order to achieve this goal, the Company is implementing a business strategy focused on the following key principles:

     Primary Focus on Small-to-Medium Sized Enterprise Market. The Company focuses its sales and marketing effort under its own brand on the small-to-medium sized enterprise market selling DSL and web-hosting as the lead-in products. The Company believes that the small-to-medium sized enterprise market, while competitive, is under-served in general and represents a good opportunity for the Company. The company intends to sell additional value-added e-business services after the initial network service or web hosting sale.

     Optimize Network Utilization. Given the fixed cost nature of Concentric's network infrastructure, the Company strives to increase total network utilization and to optimize this utilization by targeting both daytime business and evening-intensive consumer users to balance the network's usage throughout a 24-hour period. Accordingly, while the Company's current strategic focus is on providing e-business services to small-to-medium sized enterprises, the Company intends to continue partnering with multi-channel distributors to acquire and maintain a base of consumer subscribers who access the Concentric network predominantly during non-business hours.

     Acquire Complementary Assets, Technologies and Businesses. The Company is actively seeking to identify and acquire assets, technologies and businesses complementary to the Company's value-added enterprise network service strategy. Such acquisition efforts are targeted at businesses that offer the potential to expand the Company's revenue base, increase the scalability of the Company's network infrastructure and value-added service offerings, as well as optimize the utilization of the Company's network. As part of this strategy, the Company completed three acquisitions in 1998, one acquisition in 1999 and one acquisition in 2000. The Company acquired InterNex, a Tier 1 provider of network services, co-location service and Web-hosting facilities to enterprise customers, in February 1998. The Company acquired DeltaNet, a provider of network services, colocation and managed dedicated hosting services, in May 1998. The Company acquired AnaServe, a provider of shared hosting and managed dedicated hosting services, in August 1998. The Company acquired 9Net Avenue, a provider of shared hosting and managed dedicated hosting services, in October 1999 and the assets of Internet Technology Group, Plc, a London, U.K. based Internet service provider in January 2000.

     Employ Leveraged Marketing Through Strategic Partners. The Company actively seeks to form alliances with certain software developers and telecommunications service and equipment suppliers that have substantially greater marketing, distribution and sales resources than does the Company and that have a large installed customer base. These alliances facilitate the cost-effective acquisition of consumer and business customers and increase Concentric's network utilization. These marketing relationships are developed and enhanced through the bundling of Concentric's IP-based network services with the products and services offered by the strategic partners. These relationships may involve customized browsers, registration services and specialized pricing, commissions and billing programs. Concentric has established such strategic relationships with a number of companies, including WebTV, SBC, Williams, Covad, Northpoint, Intuit and Register.Com.

     Deploy Network Services Internationally. The Company believes that the competitive nature of the marketplace will increasingly require it to offer network services on a global basis. To date, the Company has launched the following initiatives to provide global solutions to its customers:

     Acquisition of Internet Technology Group. Pursuant to an agreement signed in September 1999, the Company has acquired Internet Technology Group, Plc ("ITG"). The acquisition of ITG gives the Company a local UK network presence and customer base as well as sales, marketing, network engineering and other staff local to the UK market. The Company believes that the local presence is important to international expansion.

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

   While the Company expects to generate a minority of its revenue from deployment of international network services in the year 2000, the Company believes that the ability to deliver network solutions globally will be a key competitive factor in its industry. The foregoing expectation is a forward-looking statement that involves risks and uncertainties and the actual results could vary materially as a result of a number of factors including those set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Operating Results-- Concentric Faces Risks Associated with International Expansion."

Services

   Concentric provides Internet business solutions for small- and medium-sized enterprises, including DSL access, Web hosting and e-commerce. The Company also offers data center services, virtual private networks ("VPN"s), dedicated access, and application infrastructure services for delivering applications over the Internet or a VPN. To provide these services, the Company operates a nationwide backbone IP network, extensive public and private Internet peering, and data centers nationwide.

 Enterprise Solutions

   The Company has developed a set of enterprise services including VPNs, high-speed Internet access, which includes dedicated access facilities and digital subscriber line services, wireless access services and applications hosting services. These services are marketed to Concentric's enterprise customers.

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

   In addition to the custom VPNs that Concentric has developed and delivered, the following distinct VPN products are now offered by the Company:

     Concentric CustomLink. Concentric CustomLink provides a complete, private-labeled dial-up VPN service for customers. In addition, CustomLink permits the customer to segment its users, and apply various levels of services, such as Web access, email, and file transfer protocol to each customer group. CustomLink includes dial-up network access, customized and customer-branded client software, and private labeled help desk services. The dial-up network access offerings include local access and toll-free access.

     Enterprise VPN. The Company's Enterprise VPN service includes security hardware (such as firewalls and encryptors) and software, high speed network access, network connectivity, customer premise routing equipment and customer support services. The Enterprise VPN service is targeted at customers seeking to create a secure, outsourced WAN for intranet and extranet applications. Installation support for the customer premise located routing and security equipment is also provided. Concentric can also provide management services for firewall and packet encryption equipment if desired by the customer.

     Secure Remote Access. Concentric's Secure Remote Access product is an extension of the Enterprise VPN service offeringthat provides fully managed and secure remote access for the corporation's remote users or telecommuters. Secure Remote Access utilizes an easy-to-use web based interface to allow for administration of users by the customer. Secure Remote Access uses internationally accepted IPSEC standards in its client softwareand interfaces with the same security gateway used in the Enterprise VPN. Secure Remote Access is transport independent and may also be deployed over DSL lines.

     Business Dial. The company's latest dial offering provides for business class remote access using a variety of services. Business Dial provides a web based interface for user administration and can be set up to support value-added dial access features such as Toll free (800), IP Filtering, Radius Proxy, client software customization, L2TP and international roaming. This product is intended to meet the needs of our enterprise customers with varying levels of dial access requirements.

   Concentric performs around-the-clock monitoring of network performance. Concentric also enables its customers to monitor their network through the Company's Nethealth software. Concentric Nethealth is a Web-based network management tool which allows a customer to monitor usage on a circuit by circuit basis.

   Dedicated Access Facilities. In January 1997, the Company began offering DAFs as an Internet Access product targeted at businesses that desire single or multipoint high-speed, dedicated connections to the Internet or to distributed locations such as regional offices, warehouses, manufacturing facilities, or suppliers. DAF products are primarily targeted at providing fully dedicated access to Concentric's high speed ATM backbone and the Internet, using dedicated private line technology. The product can also be used to provide Intranet connectivity among distributed enterprise locations with the additional benefit of Internet access if desired by the customer. DAF is also used as the underlying product in many of Concentric's higher end, value add services such as EVPN and Secure Remote Access, ConcentricAIP, and DSL Teleworker. The Company provides a full range of connectivity options, allowing the customer to order the appropriate amount of bandwidth to meet its networking requirements. In addition, Concentric offers its multiple DAF customers robust Service Level Agreements that guarantee network availability, packet loss, and latency. Furthermore, Concentric offers several different billing plans for DAF customers that allow customers to choose to be billed on a flat rate, or usage sensitive basis.

   Concentric's DAF offering consists of the following product lines:
FullChannel Price Protected T-1, FullChannel Usage Based T-1, FullChannel Price Protected T3, FullChannel Usage Based T3, FlexChannel T1 (i.e.:
"fractional" T1), FlexChannel T3 (i.e.: "fractional" T3), ConcentricIMUX, and LECFrame Relay. The speeds range from 56 Kbps up to 45 Mbps, with a comprehensive range of speeds in between. In select markets, the Company has also begun providing key customers much higher transit services up to OC3 (155
Mbps).

   FullChannel Usage Based T-1 and Full Channel Usage Based T3 pricing is based on a one-time set-up fee and a pricing structure which charges customers only for the bandwidth that they use in a given month. The customer's usage is measured at five-minute intervals throughout the month. Concentric then bills the customer according to the industry standard 95% peak billing utilization model. The one time set-up fee for FullChannel T-1 service is $3,000 and the monthly fee ranges from $1,095 to $2,695 depending on usage. The one time set-up fee for FullChannel DS3 service is $5,000 and the monthly fee ranges from $6,000 to $40,500 depending on usage. FullChannel T-1 and DS3 pricing is the appropriate choice for those customers who have fluctuating and/or uncertain bandwidth consumption patterns.

   FullChannel Price Protected T-1 gives a customer a fixed price for a full
1.5 Mbps of Internet connectivity. The one time set-up fee is $3,000 and the monthly fee is is as low as $995. This is an economical choice for those customers who recognize in advance that their bandwidth throughput requirements will equal T-1 levels. FullChannel Price Protected T3 provides customers a fixed price for a full 45Mbps of Internet connectivity.

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

   LECFrame Relay is based on various LECs' Frame Relay facilities. The customer selects the port speed and "Committed Information Rate" of its choice. Concentric guarantees the speed of the Committed Information Rate. Concentric charges a one time set-up fee of $2,000 LECFrame Relay services and monthly fees ranging from $395 to $1,195 depending on the port and CIR combination that the customer selects.

   In October 1999, Concentric introduced its ConcentricIMUX service. This service utilizes Inverse Multiplexing technology to "bond" multiple T1 connections together to form one discrete, logical channel. This service is available at the following speeds: 3Mbps, 4.5Mbps, and 6Mbps. This service provides "fractional" T3 equivalent bandwidth levels, while avoiding the potentially large monthly expense of a T3 local loop.

   Digital Subscriber Lines. In December 1997, Concentric began offering Internet and intranet connectivity using DSL technology. DSL and its variants are a new dedicated access technology being deployed by telephone companies that allow high speed digital service over regular telephone lines. To expand its DSL service area, the Company has formed relationships with a number of CLECs, including Covad Communications Group, Inc. and NorthPoint Communications, Inc., as well as SBC's California subsidiary, Pacific Bell. Concentric's DSL service offerings are currently available in the following geographical markets: the San Francisco Bay Area, Los Angeles, Sacramento, Orange County, San Diego, Seattle, Portland, Denver, Dallas, Houston, Miami, Atlanta, Boston, New York, Philidelphia, Washington, D.C., Baltimore, Detroit and Chicago. The Company's DSL service offerings include a wide range of dedicated access speeds, from 144 Kbps to 1.5 Mbps symmetric DSL, as well as asymmetric DSL options from 608 Kbps/128 Kbps to 1.5 Mbps/384 Kbps.

   Concentric DSL services are targeted at the small-to-medium sized business, telecommuter and home office/residential markets. As of January 31, 2000, all ConcentricDSL customers also get access to Concentric Gateway which provides an online view of the customer's DSL order status as well as access to a number of value-added services that enhance DSL service, including firewalls, virus protection services, backup services and hosted applications. ConcentricDSL customers' Concentric Gateway account also comes complete with a ConcentricHost account which provides 5 domain-based e-mail accounts and Web-hosting services.

   Pricing for ConcentricDSL service is low relative to traditional dedicated access services, making it attractive to small-to-medium sized businesses, while at the same time broadening the market to reach small businesses who previously could not justify the expense of dedicated Internet service. The "dedicated access feature" of DSL services combined with its high speed and low flat rate pricing is also designed to appeal to the large installed base of ISDN users.

   Pricing is based on the bandwidth of the DSL circuit, and is a flat rate monthly fee ranging from $69 to $499 depending on the service speed. Concentric provides complete installation services including all the customer premise equipment necessary to provide the DSL service at fees ranging from $99 to $725.

   Wireless Access Services. In October 1998, the Company introduced ConcentricWireless in the San Francisco Bay Area as an alternative to traditional access lines, particularly in areas where DSL is not yet available. ConcentricWireless is priced competitively with ISDN and DSL services and significantly lower than T-1 services. Concentric is currently evaluating second generation products on an expanded basis to continue evolution of this product line.

   Applications Hosting Services. The Company offers a range of high-performance applications hosting services, including Concentric Server Solutions, a suite of sophisticated high-end hosting and Web site traffic management solutions for Internet-centric businesses, and ConcentricHost, a suite of Web hosting, e-commerce, and streamed media services designed for small-to-medium sized businesses. The Company's other applications hosting services include a private-label version of ConcentricHost and a Windows NT-based hosting solution. The high performance of the Company's applications hosting services is enabled by Concentric's network architecture and its combination of public and private peering arrangements.

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

   For reliable, high performance flow of traffic between customer's Web servers and worldwide networks, Concentric has combined public peering and private peering arrangements to provide improved performance to users. Concentric strives to route most of its Internet bound traffic through private peering points with other large Internet providers. In doing this, Concentric can improve network performance by utilizing higher speed, higher performance dedicated connections directly to its larger peering partners. This avoids congestion which sometimes occurs at the "public" peering points. Concentric supplements its private peering with a large number of public peering arrangements as well. Concentric currently operates data centers in Santa Clara, Cupertino, and Los Angeles, California, Chicago, Illinois and Secaucus, New Jersey. Each Concentric data center is connected via multiple DS3 (45
Mbps) or OC3 (155 Mbps) high-speed links to geographically dispersed points in its private ATM backbone as well as to key public and private Internet exchange points. This architecture provides diversity and redundancy and high performance to customers while minimizing user costs. See "--The Concentric Network."

   ConcentricHost Hosting Services. The Company offers a range of high-performance hosting services, including Dedicated Hosting Solutions, a suite of sophisticated high-end hosting and Web site traffic management solutions for Internet-centric businesses, and ConcentricHost shared hosting services for Web hosting and e-commerce for small-to-medium sized businesses. The Company's other hosting services include a private-label version of ConcentricHost and application infrastructure hosting for Application Service Providers. The high performance of the Company's hosting services is enabled by Concentric's network architecture and its combination of public and private peering arrangements.

   Together, these hosting services manage a company's applications or Web-based infrastructure and operational needs, allowing customers to focus on their Web-based applications and content. By outsourcing its hosting to Concentric, an enterprise can increase the reliability and performance of its Web applications and reduce its costs by taking advantage of Concentric's high quality data centers with back-up power, multiple high bandwidth network connections and Tier 1 Internet peering arrangements. In addition to state-of-the-art hosting facilities, Concentric provides server management tools and services to completely manage customers' servers for them.

   Dedicated Hosting Solutions. In February 1998, Concentric announced the availability of Concentric Server Solutions, a line of Managed Servers designed for companies who require outsourced maintenance, management, bandwidth and housing for their Internet or extranet Web servers. Unlike colocation services that simply provide rack space in a data center and bandwidth, Concentric Server Solutions provide high-performance Internet access from state-of-the-art data centers, skilled technicians and systems administrators, maintenance programs that monitor servers 24 hours a day, seven days a week, and scalability to address the needs of companies as their businesses become increasingly reliant on the Web. In addition to Managed Servers and regular colocation service, the Company has other enhanced dedicated hosting services:

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

   ConcentricAIP Services. In August 1999, the Company introduced Concentric AIP, its application infrastructure provider, which provides independent software vendors and application service providers with a comprehensive, outsourced infrastructure for securely delivering applications and Web-based services over the

Internet or a VPN. This complete, flexible infrastructure allows independent software vendors and application service providers to outsource the operational infrastructure components below the application layer, thus avoiding the costly and time intensive task of developing and deploying a comparable infrastructure internally.

   ConcentricHost Shared Hosting. ConcentricHost Shared Hosting is a suite of domain parking, domain e-mail, Web-hosting and e-commerce services designed to provide comprehensive Internet solutions to small-to-medium-sized business. ConcentricHost is designed to enable small businesses without technical staff to take advantage of the Internet, from registering a domain name through conducting e-commerce with real time credit card transactions on the Web, all through a user-friendly interface. Packages, which include Web hosting, multiple email IDs and optional dial-up Internet access range from $19.95 to $375.95 per month depending on features such as the number of email accounts and the amount of disk space and bandwidth provided to the customer. These packages also offer security for e-commerce. Customers who would like to conduct e-commerce via an online catalog with either online or off-line transactions can subscribe to one of the ConcentricHost e-commerce plans which range in price from $44.95 to $149.95 per month. ConcentricHost also includes Site Builder, a feature that allows customers to build a Web site using only a browser by taking advantage of Concentric's server-side tools. Alternatively, ConcentricHost customers can build Web sites using popular Web authoring software such as Microsoft FrontPage or NetObjects Fusion. Other features include access to 24 hours a day, seven days a week toll free telephone and email based customer support and built-in self administration tools that allow the customer to buy more features online in real time as well as to analyze Web activity online in near real time. The system automatically notifies customers when they are approaching the allocation limits of their account encouraging them to upgrade online.

   In June 1998, Concentric enhanced ConcentricHost with the introduction of the Virtual Development Environment , which provides Web developers high level security and performance on the ConcentricHost shared server hosting platform. At the same time, the Virtual Development Environment offers maximum freedom to Web developers by providing them with their own virtually dedicated operating and file systems. These virtually dedicated systems provide Web developers the freedom to create complex Common Gateway Interface scripts without security and stability risks and without requiring them to be reviewed and approved prior to installation.

   ConcentricHost is provided on Concentric's proprietary Metra platform. Metra is a fault tolerant, load balancing cluster of UNIX servers that is designed to provide high performance and reliability and complete real time customer control of their own service.

   ConcentricHost Private Label. In November 1998, Concentric launched a private label hosting solution targeted at companies looking to quickly and cost-effectively add fully featured domain e-mail, Web hosting, and e-commerce services to their small business portfolio. The ConcentricHost Private Label solution is a hosted application that can be either co-branded or private labeled that allows service providers, small business retailers, and other resellers to leverage Concentric's proven applications hosting technology. This approach allows customers to avoid much of the time, equipment expense, and information services resources required to internally develop a Web hosting service. Concentric Private Label customers include SBC, Great Plains Software, and many others.

   Windows NT Hosting. The Company also has a line of Windows NT-based hosting and e-commerce services targeted at small-to-medium sized businesses. Concentric also offers Windows NT-based hosting services with its Concentric Small Business Server Internet Suite service which includes Internet email exchange and Internet access services designed to be used with Microsoft's Small Business Server.

 Concentric Gateway: Applications and Services for Small Businesses

   In January 2000 Concentric launched Concentric Gateway, an online business solution and Internet service management center. Concentric Gateway provides a single place for Concentric customers to both access a collection of best-of-breed online services provided by third party partners as well as to order and manage Concentric services. Concentric Gateway's online services were carefully selected to enable small-to-medium sized businesses to improve their efficiency, increase their productivity and grow their businesses through task-specific online applications. Accessible from www.concentric.com, Concentric Gateway provides services that enable customers to get the most out of their Web sites and DSL services, to launch marketing campaigns and to increase their overall productivity. Concentric Gateway is enabled by the powerful Concentric Metra platform, the industry's first integrated platform for Internet services ordering and management. Taking advantage of the Metra platform's unique architecture, Concentric Gateway provides integrated service management that allows users to manage their dial-up, Web hosting, e-commerce, and DSL services all from a single platform.

 Residential and Small Business Dial-Up Access Services

   Concentric provides the small office/home office and residential market a broad range of dial-up Internet access services. Concentric Dial-Up Access Service offers individual residential and multi-user small office/home office access accounts at speeds up to 56 Kbps across the United States and Canada from over 450 access numbers. Consumer features include email, a 5MB personal homepage, 24-hour customer support, online chat, and a free software package and guide to using the Internet, along with optional Priority Queue and HTML Consulting Queue customer support. Users can choose from local, long distance 800-number and International dial-up services and Concentric provides the user a choice of the Netscape Navigator or Microsoft Internet Explorer browser when they sign up.

                        Dial-Up Internet Access Pricing

            Plan           Monthly Fee             Additional Time
            ----           -----------             ---------------
   Starter Plan...........   $ 7.95    Includes 5 hours and $1.95 per
                                       additional hour.

   6 Month Prepay.........   $17.95    No charges for additional time.
                                       Unlimited active access for a one-time
                                       upfront fee of $107.70

   Unlimited Access Plan..   $19.95    No charges for additional time.
                                       Unlimited active access for one monthly
                                       fee.

   800-number Plan........   $10.00    Includes 2 hours and $5 per additional
                                       hour.

   The Company also offers consumers value-added services, including a collection of premium products targeted to vertical segments such as the family and small office/home office market. This includes the upselling of discounted products and services in such areas as retail products, software, hardware, telephony services with such partners as Amazon.com, Inc., Connected OnLine Backup, Match.com, PeopleLink, MailCall and GRIC, Inc. Such arrangements not only provide an additional monthly revenue stream but also increase customer satisfaction and retention. Additional value-added products and services being reviewed by the Company for potential introduction include hosted applications, education research, virus protection, and fax services.

   Concentric offers small office/home office a variety of Dial-Up Access upgrade plans with pricing ranging between $24.95 to $39.95. Features include multiple domain or sub-domain based email(s), domain parking, up to 10MB of Web site, using optional Concentric Site Builder or other Web authoring tool (e.g., Microsoft Front Page), 24 hour customer support, and access to the Concentric Gateway and its many value-added partners and services for small businesses.

Customers

   The following is a representative list of the Company's customers during the last 12 months, each of which accounted for more than $50,000 in revenues.

   3Com Corporation                     Kleiner Perkins Caufield & Byers
   Adforce                              Macromedia, Inc.
   United Guaranty Corp., an AIG Corp.  Microsoft Corporation
   Amdahl Corporation                   Netpulse Communications, Inc.
   American Greetings Corporation       Netscape Communications Corporation
   Avery Dennison Corp.                 Nortel Networks
   Bloomberg, L.P.                      NTT PC Communications, Inc.
   Church of the Brethren Benefit Trust OnCommand Corporation
   Citizens Communications, L.P.        OzeMail Interline Pty, Ltd.
   Clear Communications Ltd.            Peapod L.P.
   Corio, Inc.                          PictureTel Corporation
   Covad Communications Company         Pierce Leahy Corporation
   Cyberstar LP                         PointCast Incorporated
   Dacom America, Inc.                  Qwest Communications Corporation
   EmployOn.com                         Real Networks, Inc.
   Express Personnel Services           Redback Networks, Inc.
   First USA Corporation SBC            Communications, Inc.
   Fish King Processors, Inc.           Standard and Poor's
   Flycast Communications Corporation   Teligent, Inc.
   Furst Staffing Services              VYVX, a subsidiary of Williams
   Graybar Electric Company, Inc.       Wawa Inc.
   Gymboree Corp.                       WebTV Networks, Inc.
   Hitachi Metals America, Ltd.         Williams Communications Inc.
   Intuit Inc.                          World Savings & Loan Association
   Juno Online Services, L.P.

   Revenue from WebTV accounted for 25.2% of the Company's revenue during the year ended December 31, 1999 and 26.8% of the Company's revenue during the year ended December 31, 1998.

Strategic Business Alliances

   The Company aggressively pursues strategic business alliances with a variety of companies. Through these partners, the Company seeks to expand its enterprise and consumer customer base and increase the 24-hour utilization of the Concentric network. The following is a summary of selected strategic relationships:

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

   SBC Communications Inc. In October 1998, SBC and the Company agreed to integrate Concentric's Internet-based business data services and technology into SBC's portfolio of data products and services for business customers. Concentric and SBC plan to deploy a complete suite of packet-switched, IP-based services such as VPNs, Web hosting, shared software and electronic commerce for business customers. SBC continues to deploy private labeled offerings from Concentric in all of the above described areas.

   As part of this relationship, SBC agreed in October 1998 to acquire 1,813,358 shares of Concentric's common stock either on the open market or from the Company. In December 1998, SBC purchased 200,000 shares of common stock in two open market purchases. The remaining 1,613,358 shares were purchased from the Company in January 1999 for an aggregate purchase price of approximately $19.5 million. We also issued SBC a warrant to purchase 1,813,358 shares of Concentric common stock at an exercise price of $10.50 per share.

   Williams Communications Group, Inc. Concurrent with the closing of the Company's initial public offering of common stock in August 1997, the Company entered into a strategic relationship with Williams Communications Group, Inc., a subsidiary of the Williams Companies, Inc. (together, "Williams") and Williams made an equity investment in the Company of approximately $15.0 million which closed in August 1997.

   Williams provides a full range of enterprise network solutions, communications services and advanced applications to businesses, including equipment and services for data, voice and video, international satellite and fiber-optic transmission services, telemarketing services, and multipoint video- and audio-conferencing. As part of the strategic business relationship, Williams has made available, and the Company has agreed to purchase from Williams, a total of $21.2 million in telecommunications equipment and services through the five year period ending in 2002. At the election of Williams, $2.0 million of the minimum purchase commitment was paid in January 2000 by the issuance of Common Stock by the Company at the then-current fair market value. Additionally, Williams and the Company have entered into a reseller agreement and an agency agreement through which Williams is able to sell the Company's products and services for an initial term of two years.

   Covad. In January 1999, the Company entered into a strategic relationship with Covad to combine Concentric's value-added IP services with Covad's high speed DSL local loop services. This strategic relationship allows Concentric to resell Covad's DSL local loop services to Concentric's customers. The companies also will co-market DSL in approximately 20 major metropolitan areas in the United States and jointly fund product development efforts in 1999 and 2000. Additionally, Concentric invested approximately $10.0 million in Covad, purchasing 833,334 shares of Covad's common stock. In February 2000, the Company sold 833,334 shares of Covad common stock for total proceeds of approximately $70.8 Million. Concentric also has a warrant to purchase 150,000 shares of Covad's common stock.

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

   Northpoint. The Company signed a co-marketing and distribution agreement with Northpoint Communications in April 1999 whereby the Company and Northpoint cooperate to market, through various channel and sales efforts, DSL services which combine the Company's value added IP services and Northpoint's DSL local loop services. The Company invested $5 Million in Northpoint in April 1999, purchasing 277,840 shares of Class B common stock.

   Register.Com. The Company entered into a co-marketing and distribution agreement with Register.Com in June 1999. Register.Com, an independent domain name registrar, granted a semi-exclusive position to the Company as a preferred web hosting provider for the customers of Register.Com. The agreement includes the provision for payment of a marketing placement fee by the Company to Register.Com and the payment of certain Market Development Funds by Register.Com to the Company. The Company agreed to use Register.Com for substantially all of its domain name registrar needs. The Company invested $5 Million in Register.Com in June 1999, purchasing 1,458,335 shares of Series A Convertible Preferred Stock. Additionally, Concentric has a warrant to purchase 291,669 shares of common stock.

The Concentric Network

   The Concentric network employs an advanced, geographically dispersed ATM, frame relay and private leased line backbone, with SuperPOPs in 25 major metropolitan areas plus a total of 143 secondary and tertiary POPs in other cities, allowing local analog dial-up access to the network to users in the U.S. and Canada. In addition, the Company can provide frame relay, fractional T-1, T-1, fractional DS3, DS3 and OC3 access to the network. Concentric has completed deployment 56.6 Kbps modems throughout its network. The backbone further provides connectivity to DSL customers and between Concentric's 4 major data centers. This planned deployment is a forward looking statement and is subject to a number of risks and uncertainties and the actual results could differ materially as a result of a number of factors including those set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Operating Results--We Depend Upon New and Enhanced Services" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Operating Results--We Depend Upon Our Network Infrastructure."

   The Concentric network is managed via a centralized network control center in St. Louis, Missouri. Two data centers (located in Chicago, Illinois and San Jose, California) house the servers that support log on/authentication, billing, email, Internet access, Web services and other shared network services. The Company continues to expand its Internet connectivity strategy by including not only private transit with Cable and Wireless, Sprint and UUNet, but also private peering with other network providers as well as public peering with multiple smaller Internet service providers. The Company's hybrid private/public Internet connectivity strategy is designed to allow Concentric to offer superior Internet connectivity performance by avoiding congestion, sometimes referred to as packet loss, that may occur when connecting to certain network providers at many public peering points.

   The Concentric SuperPOPs are designed to support dial-up, DSL and dedicated access services within a broad geographic region. Typically, a SuperPOP will utilize one or more CLECs and LECs to aggregate dial traffic within a 50-200 mile radius of the SuperPOP and terminate it at the SuperPOP. This strategy allows Concentric to offer users local call coverage within the SuperPOP region without having to deploy individual POPs in each local calling area. All the calls are terminated at the modem equipment at the regional SuperPOP. This results in broader call coverage, lower costs due to the typically lower rates from CLECs and economies of scale from larger modem installations, lower maintenance costs, and easier capacity upgrades since equipment is located in a single location within a region.

   Dedicated access services and DSLs from customer locations in a region are terminated in the SuperPOP as well. Typically, Fractional T-1, T-1, and DS3 circuits are terminated directly into SuperPOP router equipment or via a channelized DS3 connected to a competitive access provider. Frame access is terminated via aggregated LEC Frame Access circuit(s). DSL is terminated via a multiplexed DS3 connection to a CLEC metropolitan area or regional DSL network. Both dial-up and dedicated traffic is then aggregated by the routers/switches in the SuperPOP and directed to the Concentric core backbone via one or more DS3 ATM links. In the case of larger SuperPOPs the connection may be via OC3 private leased connections.

   The Concentric network has been extended into Europe with the addition of the ITG (CNC Europe) network. This network is connected to the Concentric US network via STM1 connections. The pan European network has STM1 connections between three sites in the UK, two sites in the Netherlands, Paris, Frankfurt and Stockholm. Within the domestic UK network multiple sites are connected using fiber facilities and utilizing an innovative Sonet architecture to support local points of presence for direct connections in 32 cities. The network supports large capacities of dial-up connections, leased line Internet access and hosting facilities.

   The Concentric network also offers its customers the security, reliability and management features that companies require in their own private networks. Varying layers of security and encryption are supported and tailored to specific customer requirements. The network design includes a standard security layer and is compatible with most types of custom security applications. Further, security is provided at both the edge of the network and internally based on embedded firewall and encryption techniques. The Concentric network features colocation of network access and switching equipment in "hardened" facilities, direct connections to carrier facilities, a resilient backbone, dual data processing centers, and redundancy within data centers to substantially enhance its performance.

   The Concentric Web Hosting services utilize the capacities of the four major Concentric data centers to house customer shared and dedicated hosting facilities. Customers can opt for unmanaged or managed oversight of their hosting servers to meet their specific needs. The data centers are built to hardened standards and direct connections to the Concentric core network. The connection to the Concentric network provides direct access for Concentric's private line customer's, dial access and DSL customers. The network connection also provides diverse connectivity to most significant US peering points and via Concentric's private peering connections to domestic and international Internet users. The data centers are hardened by providing power duplication and protection systems, fire protection systems and access security systems and procedures. The data centers are pre-built to provide high capacity virtual local area networks, equipment spaces and Internet access to minimize customer start up time.

   Network managers, customer service and technical support staffs require near real-time access to information about the performance and quality of their networks. In traditional private networks, this information is provided by network management, trouble reporting/tracking, and management information systems. Customers usually sacrifice a great deal of control and have access to less information when using a public network instead of a private network. It has been difficult for public network providers to provide their major customers with information regarding network performance that relates to that customer's usage without either compromising other customers' proprietary information or compromising the integrity of the network itself. Concentric has developed a set of non-intrusive software tools and reporting mechanisms, distributed to enterprise customers to allow a customer's network manager to monitor network performance and quality and to adequately support inquiries for help from their users. Web browsers and file transfer tools are used to provide access to much of this information. In some cases, custom integration of Concentric's network management and trouble tracking/reporting systems will be provided to customers.

Sales and Marketing

   The Company focuses on marketing its services to two distinct market segments: enterprises (primarily small-and-medium sized businesses) and consumers. By attracting enterprise customers who use the network primarily during the daytime, and consumer customers who use the network primarily at night, the Company is able to utilize its network infrastructure more cost effectively. The Company pursues these customers through a multi-tiered sales strategy consisting of leveraged third party distribution channels, inbound and outbound telesales, value-added resellers, original equipment manufacturers and a direct sales force. As of December 31, 1999, the Company employed 210 persons in sales and marketing.

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

   Telesales. The Company employs separate telesales groups to generate inbound leads in three market sectors. The consumer telesales group sells Internet connectivity and shared hosting to the consumer market. The Company's Southern California and New Jersey sales groups are focused on both shared and dedicated hosting, electronic commerce, and DSL solutions for the small business sector. The inside enterprise sales group, located in San Jose, CA, offers business solutions including T-1 connectivity and dedicated hosting products to enterprise customers. In addition, an outbound group, also located in San Jose, CA, is dedicated to generating leads for field sales and resellers, managing the customer installed base in the pursuit of upgrades and contract renewals, and managing Concentric's small-to-medium sized enterprise channel partners.

   Value-Added Resellers. The Company has established sales channels and significant market coverage through value-added resellers without incurring the commensurate costs of a large direct sales force. These resellers are categorized into four groups, network integrators, colocation and shared hosting resellers, and DSL resellers. In the enterprise market, these companies sell both network equipment and full service network/Internet solutions, including design, installation and maintenance. Williams Communications Solutions is a national network integrator whose trained sales and support professionals are compensated for selling Concentric's enterprise connectivity, VPN and dedicated hosting solutions. Concentric solicits small-to-medium sized enterprise shared hosting developers and resellers, and DSL resellers through a combination of on line advertising and direct telesales, direct mail, and partnerships with 3COM and Netopia.

   Private-Label Sales. Concentric aggressively pursues private-label opportunities that enable national telecommunications infrastructure providers to offer a full suite of private labeled IP-based consumer and enterprise network services. Concentric's private-label partners, such as Qwest, Compaq and SBC, sell Concentric's services through their large sales forces into established customer bases.

   Direct Sales Force. The Company employs 35 field sales people located in San Jose, Orange County, Los Angeles, Dallas, Washington, D.C., the New York metropolitan area, Atlanta, Chicago, and Boston to sell and support complex enterprise VPN solutions and web hosting, and to acquire, support, train and retain channel partners. The Company's field sales force is supported by inside sales/account managers, project and program managers and systems engineers.

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

   In the consumer market, the Company focuses on direct mail to targeted audiences, establishment of customer referral programs and co-marketing such as packaging literature with MasterCard mailers and Intuit software. In addition, the Company has implemented online customer retention programs, such as a Website "home" where they can learn how to use the service, how to use the Internet and how to find information quickly.

   The Company employs in-house public relations personnel and contracts with an outside public relations agency to provide broad coverage in network computer and vertical industry publications. The Company also participates in industry trade shows with and without its strategic marketing partners and conducts numerous seminar "road shows" for market awareness and lead generation.

Internet Technology Group, Plc

   In January 2000 Concentric completed the purchase of Internet Technology Group Plc ("ITG"), headquartered in London, UK. It is now known as Concentric Network Europe, which markets products and services in the UK and The Netherlands. The combination of the growing base of leased line and web hosting customers and extensive dial-up operations sold through the Global Internet and FreeNet Name brands, makes Concentric Network Europe one of the largest carrier-independent ISPs in the UK.

   Concentric's European strategy is to provide a range of Internet and networking services to business clients across Europe. Concentric plans to expand further into Europe to provide services in the key Northern European markets where it will offer sophisticated services, such as virtual private networks, on its European infrastructure. The strategy is to use high bandwidth transmission facilities sourced from a number of different providers to interconnect POPs owned by Concentric in the UK and Europe. The foregoing contains forward looking statements and Concentric's ability to provide expanded services in key Northern European markets is subject to a number of risks and uncertainties, including those described in "Management's Discussion and Analysis of Financial Results--Factors Affecting Operating Results-- Concentric's Acquisition Strategy Poses Several Risks", "--Concentric Faces Risks Associated with Internaltional Expansion" and "--Concentric Depends on New and Uncertain Markets".

   Concentric serves the enterprise market in the UK and in the Netherlands. Products and services are sold through a field sales team. Solutions are built around high bandwidth, flexible Internet connections, and value added services, as well as commercial web hosting products. By taking advantage of the company's high quality data centers with back-up power, multiple network connections and peering arrangements, Concentric can serve the most stringent demands of business.

   Concentric's Business Services Group provides ISDN Internet access and web hosting products sold through a specialized telesales group, providing small-to-medium sized enterprise customers with the appropriate product for their network needs. Services sold under the Global Internet brand are subscription based and are targeted at small-to-medium sized enterprise, small office/home office and serious consumer Internet users, differentiated through the addition of value added services. Additional services include subscription-free consumer Internet access services: Dial-Start and Freenetnames. The latter offers consumers a choice of their own personalized domain name for the email address and website. Concentric maintains a customer support center in London offering full support for all of its products and services.

   As of January 2000, Concentric had 378 employees in the UK and the Netherlands.

Customer Service

   The Concentric Network Customer Relations Team is dedicated to providing seamless, world-class support to all customers. Concentric believes a high level of customer support is critical to attract and retain small-to-medium sized business customers and large enterprise accounts. The Company's customer support strategy is based on the following principles:

  . technical expertise in devising cost-effective support solutions for customers;

  . rapid development and flexibility in meeting customer expectations through effective knowledge sharing, innovative use of resources and the implementation of new technologies;

  . monitoring of customer satisfaction levels and effective account management.

   Concentric maintains customer support contact centers in Saginaw, Michigan and Secaucus, New Jersey. Concentric offers several levels of customer support; all of which are available 24 hours per day, seven days per week. Customer support is provided for all of Concentric's products. Concentric also offers support on a contracted basis to private-label partners.Customer support is provided by email, telephone, Website and online chat. As of December 31, 1999, the Company employed 268 people in customer support.

Competition

   The market for tailored value-added network services is extremely competitive. There are no substantial barriers to entry, and the Company expects that competition will intensify in the future. The Company believes that its ability to compete successfully depends upon a number of factors, including market presence; the ability to attract and retain a skilled workforce; the capacity, reliability, low latency and security of network infrastructure; technical expertise and functionality, performance and quality of services; customization; ease of access to and navigation of the Internet; the pricing policies of its competitors; the variety of services; the timing of introductions of new services by the Company and its competitors; customer support; the Company's ability to support industry standards; and industry and general economic trends.

   The Company's current and prospective competitors generally may be divided into four groups. These groups and examples of key competitors in each group are listed below:

   .telecommunications companies....... AT&T
                                        MCI WorldCom
                                        Sprint Qwest
                                        Level 3 Communications, Inc.
                                        the RBOCs and other LECs
                                        various cable companies
   .online service providers........... America Online, Inc.
                                        CompuServe Corporation
                                        MSN, the Microsoft Network
                                        Prodigy Communications Corporation
   .Internet service providers......... BBN Corporation, a subsidiary of GTE
                                        EarthLink Network, Inc.
                                        PSINet Inc.
                                        Verio Inc.
                                        other national and regional providers
   .Web hosting providers.............. AboveNet Communications
                                        Exodus Communications
                                        Global Center
                                        Globix
                                        Verio

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

   The Company believes that new competitors, including large computer hardware, software, media and other technology and telecommunications companies will enter the value added network services markets, resulting in even greater competition for the Company. Certain of such telecommunications companies and online services providers are currently offering or have announced plans to offer Internet or online services or to expand their Internet access services. Certain companies, including America Online, Earthlink, PSINet and Verio have also obtained or expanded their Internet access products and services as a result of acquisitions. Such acquisitions may permit the Company's competitors to devote greater resources to the development and marketing of new competitive products and services and the marketing of existing competitive products and services. In addition, the ability of some of the Company's competitors to bundle other services and products with VPN and consumer network services could place the Company at a competitive disadvantage. Certain companies are also exploring the possibility of providing high-speed data services using alternative delivery methods such as over the cable television infrastructure, through direct broadcast satellite technology and by wireless cable. There can be no assurance that the Company will have the financial resources, technical expertise or marketing and support capabilities to continue to compete successfully. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Operating Results--Concentric's Market Is Extremely Competitive" For a further discussion of the competitive factors affecting the Company.

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

   Although the Company does not believe that it infringes the proprietary rights of any third parties, we cannot assure you that third parties will not assert such claims against the Company in the future or that such claims will not be successful. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Operating Results-- Third Parties May Claim Concentric Infringed Their Proprietary Rights" for a further discussion of the risks related to the Company's proprietary rights.

Employees

   As of December 31, 1999, Concentric had 776 employees and 101 independent contractors, including 210 persons in sales and marketing, 262 persons in network operations and development, 268 in customer support and 137 in finance and administrative functions. The Company believes that its future success will depend in part on its continued ability to attract, hire and retain qualified personnel. Competition for such personnel is intense, and we cannot assure you that the Company will be able to identify, attract, and retain such personnel in the future. None of the Company's employees is represented by a labor union, and management believes its employee relations are good.

                EXECUTIVE OFFICERS AND DIRECTORS OF THE COMPANY

Executive Officers, Directors and Senior Management

   The following table sets forth certain information as of December 31, 1999, with respect to the executive officers and directors of the Company, as well as certain members of its senior management.

   Name                   Age                      Position
   ----                   ---                      --------
   Henry R. Nothhaft.....     Chairman, President, Chief Executive Officer and
                           55  Director
   John K. Peters........  51 Executive Vice President, Corporate Strategy and
                               Business Development
   Michael F. Anthofer...  47 Senior Vice President and Chief Financial Officer
   Eileen A. Curtis......  51 Senior Vice President of Customer Relations
   William C. Etheredge..  53 Senior Vice President of Sales
   Mark W. Fisher........  39 Senior Vice President of Marketing
   Les Hamilton..........     Senior Vice President of Network Operations and
                           55  Engineering
   Donn Dobkin...........  38 Vice President, Engineering Products and Systems
   James L. Isaacs.......  39 Vice President of Business Development
   Randy H. Katz(1)......  44 Director
   Vinod Khosla(2).......  45 Director
   Franco Regis(1).......  43 Director
   Peter C. Waal(2)......  67 Director

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

   John K. Peters was named Executive Vice President and General Manager, Network Services Applications Division in June 1995. In June 1998, Mr. Peters became Executive Vice President and General Manager, Network Services Application Division. Since October 1999, Mr. Peters served as Executive Vice President, Corporate Strategy and Business Development. From 1993 to August 1995, Mr. Peters served as President of Venture Development Consulting, a consulting firm specializing in new communications and information services. From 1988 to 1993, Mr. Peters was Vice President and Chief Operating Officer of Pacific Bell Information Services, Inc. Prior to that, Mr. Peters spent three years as Vice President of Application Services for Telestream Corporation. In 1981, Mr. Peters co-founded Integrated Office Systems, Inc., a communications and information systems company. From 1976 to 1980, Mr. Peters was Vice President of Advanced Network Services for GTE Telenet Communications Corporation. Mr. Peters has an M.B.A. from Stanford Graduate School of Business and a B.S. in Statistics from Stanford University. Mr. Peters resigned from his position effective February 2000.

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

   Eileen A. Curtis became Customer Relations Manager in January 1995, Director of Customer Relations in September 1995, Vice President, Customer Relations in November 1996 and Senior Vice President of Customer Relations in October 1999. From August 1987 to July 1993, Ms. Curtis was employed by Cox Communications Saginaw, Inc. and served in various positions including Marketing and Public Relations Manager, Administrative Manager and Customer Service Manager. Ms. Curtis has an MBA and a B.S. from Central Michigan University.

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

   Mark W. Fisher joined the Company in June 1997 as Vice President of Corporate Marketing and was promoted to Senior Vice President and General Manager, Network Services Division in July 1998. Since October 1999, Mr. Fisher has served as Senior Vice President of Marketing. From July 1996 to June 1997, Mr. Fisher was General Manager and Vice President, Marketing of Pacific Bell Internet Services, a wholly owned subsidiary of Pacific Bell. From June 1995 to August 1996, Mr. Fisher was Vice President, Marketing of Pacific Bell Internet Services. From 1989 to May 1995, Mr. Fisher held various data product marketing and data center operations positions at Pacific Bell. Mr. Fisher has an M.B.A. from the University of California, Berkeley and a B.S. in mechanical engineering from the U.S. Naval Academy.

   Les Hamilton joined the Company in April 1999 as Senior Vice President of Network Operations and Engineering. From 1993 to 1999, Mr. Hamilton held various positions at Infonet Services Corp. including Vice President of Network Services, Director of Engineering Operations, Manager of New Technology and Manager of Backbone Services. From 1968 to 1993, Mr. Hamilton held various positions at TRW Information Services and British Aerospace Corp. Mr. Hamilton holds a B.S. degree in mechanical engineering from Teesside University in England and an Executive M.B.A. from the Peter Drucker School of Management at Claremont University.

   Donn Dobkin joined the Company in February 1996 as Director of Financial Planning, was promoted to Vice President of Information Systems in March 1999 and then to Vice President of Engineering Products and Systems in October 1999. From 1991 to 1996, Mr. Dobkin held various positions at Silicon Graphics, Inc., including Division Controller and Marketing Operations Manager. He held various positions at DSC Communications Corporation from 1987 to 1991, and at Hewlett-Packard from 1984 to 1987. Mr. Dobkin has a B.A. degree in Business-Economics from the University of California, Santa Barbara.

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

   Randy H. Katz has been a Director of the Company since May 1999. Dr. Katz is the Chair of the Electrical Engineering and Computer Science Department at the University of California, Berkeley and holds the United Microelectronics Corporation Distinguished Professorship. Dr. Katz has a B.A. degree in computer science and mathematics from Cornell University and M.S. and Ph.D. degrees in computer science from the University of California, Berkeley.

   Vinod Khosla has been a Director of the Company since April 1995. Mr. Khosla has been a General Partner with the venture capital firm of Kleiner Perkins Caufield & Byers from February 1986 to the present. Mr. Khosla was a co-founder of Daisy Systems and the founding Chief Executive Officer of Sun Microsystems, Inc. Mr. Khosla also serves on the boards of Asera, Corio Inc., Corvis Corporation, BigVine.com, Juniper Networks, Redback and QWEST Communications. He has a B.S.E. from the Indian Institute of Technology in New Delhi, an M.S.E. from Carnegie Mellon University, and an M.B.A. from the Stanford Graduate School of Business.

   Franco Regis has been a Director of the Company since October 1996. Since 1997, Mr. Regis has been an Executive in the International Division of Telecom Italia, SpA, the telephone operating company of Italy and since 1999 he has been responsible for the European Area. From 1992 to 1997, Mr. Regis was a Director of Planning, Budget and Control for the Business Division of Telecom Italia. Mr. Regis has an engineering degree from the Rome State University.

   Peter C. Waal has been a Director of the Company since May 1999. Mr. Waal is a private consultant and was most recently Vice President of Strategic Planning and Business Development for DSC Communications Corporation. He has held various positions with GTE Telenet Communications Corporation, Applied Data Research, Inc., and Bell & Howell Corporation. Mr. Waal has a B.S. degree in electrical engineering from the University of Wisconsin and is a member of the IEEE.

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

 Compensation Committee

   The Company's Board of Directors currently has a Compensation Committee that reviews and approves the compensation and benefits to be provided to the officers, directors, employees, and consultants of the Company, administers the Company's 1993 Incentive Stock Option Plan, 1995 Stock Incentive Plan for Employees and Consultants, Amended and Restated 1996 Stock Plan, 1997 Stock Plan, 1997 Employee Stock Purchase Plan and 1999 Non-Statutory Stock Option Plan. The Compensation Committee currently consists of Messrs. Khosla and Waal.

 Audit Committee

   The Company's Board of Directors currently has an Audit Committee that monitors the corporate financial reporting and the external audits of the Company, reviews and approves material accounting policy changes, monitors internal accounting controls, recommends engagement of independent auditors, reviews related-party transactions and performs other duties as prescribed by the Board of Directors. The Audit Committee currently consists of Messrs. Katz and Regis.

ITEM 2. PROPERTIES

   The Company's executive offices are located in San Jose, California, under a lease expiring on February 1, 2006. The Company also leases network operations facilities in Bay City, Michigan, under a lease expiring on

August 31, 2000, data centers in Chicago, Illinois, under a lease expiring on June 30, 2008, in Santa Clara, California, under a lease expiring on May 31, 2000, in Irvine, California, under a lease expiring on June 30, 2004, in Secaucus, New Jersey, under a lease expiring on March 1, 2006, in Hazelwood, Missouri, under a lease expiring on March 31, 2002 and a customer support facility in Saginaw, Michigan under a lease expiring in December 2001.

ITEM 3. LEGAL PROCEEDINGS

   Concentric has been named as a defendant in a lawsuit filed in New Jersey state court on November 1, 1999. The complaint seeks statutory damages, treble damages, and injunctive relief under the Telephone Consumer Protection Act of 1991 and alleges that, in or about March and June 1999, 9Net Avenue, Inc. ("9Net Avenue") transmitted unsolicited facsimiles advertising its services. The suit has been brought as a purported class action on behalf of all recipients of the allegedly unsolicited faxes. Concentric purchased the assets of 9Net Avenue in October 1999 and plaintiff contends that Concentric has succeeded to any liability 9Net Avenue incurred in connection with the alleged faxes. Concentric intends to vigorously defend the claims against it; however, there can be no guarantee that it will be successful or that this litigation will not have a material adverse impact on its operations. In addition, Concentric has received a subpoena from the New Jersey Attorney General seeking information concerning the alleged transmission of unsolicited facsimile advertising by 9Net Avenue and additional marketing materials distributed by 9Net Avenue.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
      MATTERS

   Our common stock has been traded on the Nasdaq National Market under the symbol "CNCX" since our initial public offering on August 1, 1997. All share and per share information presented herein has been retroactively restated to reflect a two-for-one stock split of the Company's common stock on May 21, 1999, paid in the form of a stock dividend, to holders of record on April 30, 1999. The following table sets forth, for the periods indicated, the high and low sale prices for our common stock as reported by the Nasdaq National
Market:

                                                                   High   Low
                                                                  ------ ------
   Fiscal Year Ended December 31, 1997:
     Third Quarter (from August 1, 1997)......................... $ 8.00 $ 5.69
     Fourth Quarter..............................................   7.50   3.94
   Fiscal Year Ended December 31, 1998:
     First Quarter............................................... $10.19 $ 4.44
     Second Quarter..............................................  15.75   9.31
     Third Quarter...............................................  20.50   7.13
     Fourth Quarter..............................................  18.63   7.25
   Fiscal Year Ending December 31, 1999:
     First Quarter............................................... $40.13 $16.38
     Second Quarter..............................................  52.25  25.06
     Third Quarter...............................................  39.75  17.88
     Fourth Quarter..............................................  34.38  17.25
   Fiscal Year Ended December 31, 2000:
     First Quarter (through March 17, 2000)...................... $57.44 $28.25

   On March 17, 2000, the last reported sale price for our common stock on the Nasdaq National Market was $53.94 per share. As of March 17, 2000, there were approximately 2,652 holders of record and the Company estimates over 23,109 beneficial owners of the common stock.

   The Company currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

   The following selected financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                         Year Ended December 31,
                              -------------------------------------------------
                                1995      1996      1997      1998(1)   1999(1)
                              --------  --------  --------  --------  ---------
                                  (In thousands, except per share data)
Consolidated Statement of
 Operations Data:
Revenue.....................  $  2,483  $ 15,648  $ 45,457  $ 82,807  $ 147,060
Cost of revenue.............    16,168    47,945    61,439    85,352    133,922
Network equipment write-
 off(2).....................       --      8,321       --        --         --
Development.................       837     2,449     4,850     7,734     10,907
Marketing and sales.........     3,899    16,609    24,622    39,793     54,288
General and administrative..     2,866     3,445     4,790    10,398     15,441
Amortization of goodwill and
 other intangible assets....       --        --        --      3,842      7,913
Acquisition-related
 charges....................       --        --        --      1,291        --
Write-off of in-process
 technology.................       --        --        --      5,200        --
                              --------  --------  --------  --------  ---------
  Total costs and expenses..    23,770    78,769    95,701   153,610    222,471
                              --------  --------  --------  --------  ---------
Loss from operations........   (21,287)  (63,121)  (50,244)  (70,803)   (75,411)
Other income (expense)......       --        --      1,233      (750)      (663)
Net interest expense........      (721)   (3,260)   (6,571)  (13,595)    (9,011)
                              --------  --------  --------  --------  ---------
Loss before extraordinary
 item.......................   (22,008)  (66,381)  (55,582)  (85,148)   (85,085)
Extraordinary gain on early
 retirement of debt.........       --        --        --      3,042        --
                              --------  --------  --------  --------  ---------
Net loss....................   (22,008)  (66,381)  (55,582)  (82,106)   (85,085)
                              --------  --------  --------  --------  ---------
Preferred stock dividends
 and accretion..............       --        --        --    (11,958)   (26,697)
                              --------  --------  --------  --------  ---------
Net loss attributable to
 common stockholders........  $(22,008) $(66,381) $(55,582) $(94,064) $(111,782)
                              ========  ========  ========  ========  =========
Net loss per share
 attributable to common
 stockholders(3) ...........            $  (6.73) $  (2.82) $  (3.23) $   (2.76)
                                        ========  ========  ========  =========
Shares used in computing net
 loss per share attributable
 to common stockholders(3)
 ...........................               9,874    19,744    29,094     40,473
                                        ========  ========  ========  =========

                                            Year Ended December 31,
                                   -------------------------------------------
                                    1995    1996     1997     1998(1)   1999(1)
                                   ------- ------- -------- --------  --------
                                     (In thousands, except per share data)
Consolidated Balance Sheet Data:
Cash and cash equivalents .......  $19,054 $17,657 $119,959 $ 98,988  $ 25,891
Short term investments ..........      --      --       --    52,226    80,095
Restricted cash(4) ..............      --      --    52,525   36,238   144,060
Property and equipment, net .....   16,289  47,927   53,710   64,268    82,894
Total assets ....................   37,235  70,722  244,489  298,257   497,794
Notes payable and capital lease
 obligations, net of current
 portion ........................   11,047  30,551  179,172  156,455   153,416
Redeemable exchangeable preferred
 stock ..........................      --      --       --   156,105   179,521
Convertible redeemable preferred
 stock ..........................      --      --       --       --     41,339
Total stockholders' equity
 (deficit) ......................    9,763   2,925   31,918  (56,875)   62,154

--------
(1) During 1998, the Company acquired InterNex, DeltaNet and AnaServe, the effects of which have been included in the 1998 financial results. In 1999, the Company acquired 9Net Avenue, the effects of which have been included in the 1999 financial results. See Note 13 of Notes to Consolidated Financial Statements.

(2) See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 3 of Notes to Consolidated Financial Statements.

(3) Net loss per share and shares used in computing net loss per share attributable to common stockholders are presented on a pro forma basis for the years ended December 31, 1996 and 1997 and on an historical basis for the years ended December 31, 1998 and 1999. See Note 1 of Notes to Consolidated Financial Statements.

(4) Restricted cash consists of $18.8 million of funds held in escrow to pay interest relating to the Company's 12 3/4% Senior Notes, and $125.3 million of funds held in escrow for the pending acquisition of Internet Technology Group Plc. See Note 5 of Notes to Consolidated Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   This section and other parts of this Report contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the subsection entitled "Risks Related to Concentric's Business". The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Financial Statements and the Notes thereto included elsewhere in this Report.

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

   In January 2000, Concentric agreed to be acquired by Nextlink. In this transaction, both Nextlink and Concentric will merge into a newly-formed company, to be renamed Nextlink Communications, Inc., which will assume all of Concentric's and Nextlink's outstanding debt obligations. In the transaction, each outstanding share of Nextlink's Class A common stock and Class B common stock would be converted into one share of Class A common stock or Class B common stock, as applicable, of the corporation surviving the merger, which stock will be substantially identical to Nextlink's Class A and Class B common stock. Each share of outstanding Concentric common stock will be converted into $45 of surviving corporation Class A common stock, subject to a collar which adjusts based upon the average NEXTLINK stock price prior to the merger. Pursuant to the collar, between 0.650 (if the average NEXTLINK stock price prior to the merger is $69.23 or less) and 0.495 (if the average NEXTLINK stock price prior to the merger is $90.91 or greater) shares of surviving corporation Class A common stock will be issued for each share of Concentric common stock converted in the merger. The transaction is subject to approval of our stockholders and other customary closing conditions, and is expected to close in the second quarter of 2000.

   In connection with the anticipated merger, on March 24, 2000, Concentric and NEXTLINK successfully completed a consent solicitation of holders of Concentric's 12 2/3% Senior Notes due 2007 and 13 1/2% Series B Senior Redeemable Exchangeable Preferred Stock due 2010. In the consent solicitation, holders of a majority of the outstanding principal amount of the notes and a majority of the outstanding shares of the preferred stock consented to amend certain covenants in the indenture governing the notes and the certificate of designations governing the preferred stock to conform to corresponding covenants in the indenture governing NEXTLINK's 10 1/2% Senior Notes. The amendments will become effective upon consummation of the merger.

   The Company's revenue prior to 1996 was primarily generated from providing Internet access to consumers. The Company provides complete Internet business solutions for small- and medium-sized enterprises, including

DSL access, Web hosting, and e-commerce. The Company also offers data center services, virtual private networks, dedicated access, and application infrastructure services for delivering applications over the Internet or a virtual private network. The Company focuses its sales and marketing effort under its own brand on the small-to-medium enterprise market selling DSL and web-hosting as the lead-in products. Contracts with enterprise customers typically have a term ranging from one to three years. The Company expects enterprise-related revenue to represent an increasing portion of total revenue in future periods. The foregoing expectation is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors including the Company's operating results, the results and timing of the Company's launch of new products and services, governmental or regulatory changes, the ability of the Company to meet product and project demands, the success of the Company's marketing efforts, competition and acquisitions of complementary businesses, technologies or products.

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

   In October 1999, the Company acquired 9Net Avenue, a provider of domain parking, Web hosting, e-commerce, dedicated hosting and co-location services. This acquisition was accounted for using the purchase method of accounting. The Company's historical financial statements do not include results of operations, financial position or cash flows of 9Net Avenue prior to its acquisition in October 1999. As a result of the acquisition, the Company has recorded an aggregate of $58.0 million of goodwill and other intangible assets, which will be amortized on a straight-line basis over their useful lives ranging from three to five years.

   In February 2000, the Company acquired Internet Technology Group, Plc, a provider of Internet access and hosting services in the UK and Europe. This transaction will result in additional charges for goodwill. The Company may acquire other complementary products, technology and businesses. If the Company were to incur additional charges for acquired in-process technology, amortization of goodwill and acquisition costs with respect to any future acquisitions, the Company's business, operating results and financial condition could be materially and adversely affected. See "Factors Affecting Operating Results--Concentric's Acquisition Strategy Poses Several Risks" and "--Liquidity and Capital Resources."

   The Company has incurred net losses and experienced negative cash flow from operations since inception and expects to continue to operate at a net loss and experience negative cash flow at least through the remainder of 2000. The Company's ability to achieve profitability and positive cash flow from operations is dependent upon the Company's ability to substantially grow its revenue base and achieve other operating efficiencies. The Company experienced net losses attributable to common stockholders of approximately $55.6 million,

$94.1 million and $111.8 million for the years ended December 31, 1997, 1998, and 1999, respectively. We cannot assure you that the Company will be able to achieve or sustain revenue growth, profitability or positive cash flow on either a quarterly or an annual basis. At December 31, 1999, the Company had approximately $125.0 million of gross deferred tax assets comprised primarily of net operating loss carry-forwards. The Company believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a full valuation allowance has been recorded. These factors include the Company's history of net losses since its inception and the fact that the market in which the Company competes is intensely competitive and characterized by rapidly changing technology. The Company believes that, based on the current available evidence, it is more likely than not that the Company will not generate taxable income through 2000, and possibly beyond, and accordingly will not realize the Company's deferred tax assets through 2000, and possibly beyond. The Company will continue to assess the realizability of the deferred tax assets based on actual and forecasted operating results. In addition, the utilization of net operating losses may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization. See "Factors Affecting Operating Results--Concentric Has Incurred Net Losses and Experienced Negative Cash Flow From Operations Since Inception and Expects to Have Continuing Operating Losses."

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

Results of Operations

 Year Ended December 31, 1999 Compared to Year Ended December 31, 1998.

   Revenue. Revenue totaled approximately $147.1 million for the year ended December 31, 1999, a $64.3 million increase over revenue of approximately $82.8 million for the year ended December 31, 1998. This increase reflects growth in revenue from:

  .  the Company's broadened product offerings to its enterprise customers;

  .  the Company's marketing arrangements with its strategic partners; and

  .  revenues from acquired operations

   The Company expects revenue growth from Internet access customers to flatten over time as it de-emphasizes this sector of its business. Revenue from WebTV declined to 25.2% of the Company's net revenue for the year ended December 31, 1999 compared to 26.8% for the year ended December 31, 1998. The Company expects revenue from WebTV to decrease as a percentage of revenue. The foregoing expectation is a forward looking statement that involves risks and uncertainties and the actual results could vary materially as a result of a number of factors including those set forth under the caption "Factors Affecting Operating Results--The Loss of Any of Concentric's Major Customers Could Severely Impact Its Business."

   Cost of Revenue. Cost of revenue consists primarily of personnel costs to maintain and operate the Company's network, access charges from local exchange carriers, backbone and Internet access costs, depreciation of network equipment and amortization of related assets. Cost of revenue for the year ended December 31, 1999 was approximately $133.9 million, an increase of $48.5 million from cost of revenue of $85.4 million for the year ended December 31, 1998. This increase is attributable to the overall growth in the size of the network and costs associated with acquired operations. As a percentage of revenue, such costs declined to 91.0% of revenue in the year ended December 31, 1999, down from 103.1% of revenue in the prior year, due to increased network utilization associated with the Company's revenue growth and lower per port costs of the Company's network architecture. The Company expects its cost of revenue to continue to increase in dollar amount, while declining as a percentage of revenue as the Company expands its customer base. The foregoing expectation is a forward looking statement that involves risks and uncertainties and the actual results could vary materially as a result of a number of factors, including those set forth under the captions "Factors Affecting Operating Results--Concentric Has Incurred Net Losses and Experienced Negative Cash Flow From Operations Since Inception and Expects to Have Continuing Operating Losses", "Factors Affecting Operating Results-- Concentric's Growth and Expansion May Strain Its Resources" and "Factors Affecting Operating Results--Concentric Depends Upon New and Uncertain Markets."

   Development Expense. Development expense consists primarily of personnel and equipment related expenses associated with the development of products and services of the Company. Development expense was approximately $10.9 million and $7.7 million for the years ended December 31, 1999 and 1998, respectively. This higher level of development expense reflects an overall increase in personnel to develop new product offerings, to manage the overall growth in the network and from acquired operations. Development expense as a percentage of revenue declined to 7.4% for the year ended December 31, 1999 from 9.3% for the year ended December 31, 1998 as a result of the Company's increased revenue. The Company expects its development spending to continue to increase in dollar amount, but to decline as a percentage of revenue. The foregoing expectation is a forward looking statement that involves risks and uncertainties and the actual results could vary materially as a result of a number of factors, including those set forth below under the captions "Factors Affecting Operating Results-- Concentric Has Incurred Net Losses and Experienced Negative Cash Flow From Operations Since Inception and Expects to Have Continuing Operating Losses" and "Factors Affecting Operating Results-- Concentric Depends Upon New and Enhanced Services."

   Marketing and Sales Expense. Marketing and sales expense consists primarily of personnel expenses, including salary and commissions, costs of marketing programs and the cost of 800 number circuits utilized by the Company for customer support functions. Marketing and sales expense was approximately $54.3 million for the year ended December 31, 1999 and $39.8 million for the year ended December 31, 1998. The $14.5 million increase in 1999 reflects a substantial investment in the customer support, marketing and sales organizations necessary to support the Company's expanded customer base. This increase also reflects a growth in subscriber acquisition costs, related to both increased direct marketing efforts as well as commissions paid to distribution partners. Marketing and sales expense as a percentage of revenue declined to 36.9% for the year ended December 31, 1999 from 48.1% in the year earlier period as a result of the Company's increased revenue. The Company expects marketing and sales expenditures to continue to increase in dollar amount, but to decline as a percentage of revenue. The foregoing expectation is a forward looking statement that involves risks and uncertainties and the actual results could vary materially as a result of a number of factors including those set forth under the captions "Factors Affecting Operating Results--Concentric Depends on New and Uncertain Markets" and "Factors Affecting Operating Results--Concentric's Growth and Expansion May Strain Its Resources."

   General and Administrative Expense. General and administrative expense consists primarily of personnel expense and professional fees. General and administrative expense was approximately $15.4 million for the year ended December 31, 1999 and $10.4 million for the year ended December 31, 1998. This higher level of expense reflects an increase in personnel and professional fees necessary to manage the financial, legal and administrative aspects of the business. General and administrative expense as a percentage of revenue declined to 10.5% for the year ended December 31, 1999 from 12.6% in the prior year as a result of the Company's increased revenue. The Company expects general and administrative expense to increase in dollar amount, reflecting its growth in operations, but to decline as a percentage of revenue. The foregoing expectation is a forward looking statement that involves risks and uncertainties and the actual results could vary materially as a result of a number of factors including those set forth under the captions "Factors Affecting Operating Results--Concentric Depends on New and Uncertain Markets" and "Factors Affecting Operating Results--Concentric's Growth and Expansion May Strain Its Resources."

   Amortization of Goodwill and Other Intangible Assets. Amortization of goodwill and other intangible assets was approximately $7.9 million for the year ended December 31, 1999 and $3.8 million for the year ended December 31, 1998. The increase is primarily due to a full year of goodwill amortization from the acquisition of AnaServe in August 1998 and goodwill amortization associated with the acquisition of 9Net Avenue in October 1999.

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

   Other Income (Expense). During the year ended December 31, 1999, the Company wrote off $504,000 related to the issuance of warrants to TMI. The remainder of other expense was primarily due to the amortization of consent fees related to the amendment of the terms of the Company's 12 3/4% Senior Notes due 2007 and 13 1/2% Series B Redeemable Exchangeable Preferred Stock due 2010. During the year ended December 31, 1998, the Company recorded $750,000 of other expense in connection with the settlement of certain litigation with the shareholders of Diana Corporation.

   Net Interest Expense. Net interest expense was approximately $9.0 million and $13.6 million for the years ended December 31, 1999 and 1998, respectively. The decrease is primarily due to the early retirement of debt in the form of capital lease obligations in March 1998 and higher levels of cash, cash equivalents and short-term investments in 1999.

   Extraordinary Gain. For the year ended December 31, 1998, the Company realized an extraordinary gain of $3.0 million related to the early retirement of debt in the form of capital lease obligations.

   Preferred Stock Dividends and Accretions. Preferred stock dividends and accretions are related to the Series A 13 1/2% Redeemable Exchangeable Preferred Stock due 2010 ("Series A Preferred") issued in June 1998, the Series B 13 1/2% Redeemable Exchangeable Preferred Stock due 2010 ("Series B Preferred") issued in September 1998 in exchange for all outstanding shares of Series A Preferred and the Series C 7% Convertible Redeemable Preferred Stock due 2010 ("Series C Preferred") issued in June 1999. For the years ended December 31, 1999 and 1998, the Company recorded dividends and stock accretions of $26.7 million and $12.0 million, respectively. The increase is due to the Series C Preferred stock dividends and accretions and a full year of dividends and accretions of Series A Preferred and Series B Preferred in 1999.

   Net Loss Attributable to Common Stockholders. The Company's net loss attributable to common stockholders increased to approximately $111.8 million for the year ended December 31, 1999 as compared to approximately $94.1 million for the year ended December 31, 1998. For comparative purposes, the net loss attributable to common stockholders for the year ended December 31, 1999 included $26.7 million of dividends and accretions related to the Series A, Series B and Series C Preferred Stock, an increase of $14.7 million over the prior year. Additionally, amortization of goodwill and other intangible assets increased $4.1 million due to the acquisition of Anaserve in August 1998 and 9Net Avenue in October 1999. The net loss attributable to common stockholders for the year ended December 31, 1998 included expenses related to financing and acquisition charges of $1.3 million resulting from the acquisition of DeltaNet and $5.2 million write-off of in-process technology. These losses were partially offset by an extraordinary gain of $3.0 million on early retirement of debt.

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

Liquidity and Capital Resources

   To date, the Company has satisfied its cash requirements primarily through the sale of capital stock, debt financings and capitalized lease financings. The Company's principal uses of cash are to fund working capital requirements and capital expenditures, to service its capital lease and debt financing obligations, to finance and fund acquisitions, to provide for the early retirement of debt and to finance equity investments in strategic partners. Net cash used in operating activities for the years ended December 31, 1999 and 1998 was approximately $61.1 million and $46.6 million, respectively. Cash used in operating activities in both periods was primarily affected by the net losses, caused by increased costs related to the expansion of the Company's network, marketing programs and organizational infrastructure.

   Net cash used in investing activities for the years ended December 31, 1999 and 1998 was approximately $238.1 million and $101.9 million, respectively. Net cash used in investing activities for the year ended December 31, 1999 consisted primarily of approximately $41.7 million used to purchase capital equipment to support the Company's expanded network infrastructure, restricted cash of $124.9 million placed in escrow for the Internet Technology Group, Plc acquisition, equity investments in strategic partners totaling $27.1 million, $27.9 million of cash used to purchase short term investments, $16.0 million loan to Internet Technology Group, Plc and $800,000 of cash used to acquire 9Net Avenue. For the year ended December 31, 1998, net cash used in investing activities consisted primarily of $52.2 million used to purchase short term investments, $23.5 million used for purchase of capital equipment to support the Company's expanded network infrastructure and $25.1 million of cash used to acquire InterNex and AnaServe.

   For the year ended December 31, 1999, net cash of $226.1 million was provided from financing activities. Net proceeds from the public stock offering in February 1999 was $119.4 million. Net proceeds from the issuance of Series C Preferred was $50.0 million. Net proceeds from the sale of common stock to SBC was $19.5 million. Additionally, net proceeds from other stock issuances, including the sale of stock to stockholders exercising warrants, was approximately $29.6 million. $5.8 million of cash was used for repayment of capital lease obligations and restricted cash of $17.1 million was used to pay interest on the 12 3/4% Senior Notes. For the year ended December 31, 1998 net cash of approximately $127.6 million was provided from financing activities, primarily reflecting $144.1 million of net proceeds from the issuance of preferred stock in June 1998 less $24.8 million used for the early retirement of capital lease obligations, $10.2 million used for repayment of other capital lease obligations and restricted cash of $16.3 million used to pay interest on the 12 3/4% Senior Notes. The net cash decrease for the year ended December 31, 1999 was $73.1 million as compared to a net cash decrease for the year ended December 31, 1998 of $21.0 million.

   At December 31, 1999, the Company had cash and cash equivalents of approximately $25.9 million, short term investments of $80.1 million, restricted cash of $144.1 million and working capital of $245.6 million. The Company expects to incur additional operating losses and will rely primarily on its available cash resources, the net proceeds from the sale of certain equity investments and financing available under a network equipment lease agreement (that currently has no maximum borrowing limit) to meet its anticipated cash needs for working capital and for the acquisition of capital equipment through at least the end of 2000. However, we cannot assure you that the Company will not require additional financing within this time frame. The Company's forecast of the period of time through which its financial resources will be adequate to support its operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially as a result of a number of factors, including those set forth on under the caption "Factors Affecting Operating Results--Concentric May Need Additional Capital in the Future and Such Additional Financing May Not Be Available." The Company may be required to raise additional funds through public or private financing, strategic relationships or other arrangements. We cannot assure you that such additional funding, if needed, will be available on terms attractive to the Company, or at all.

   In February 2000, the Company sold all of its investment in Covad Communications Group, Inc. and received proceeds of approximately $70.8 million.

   In March 2000, the Company used approximately $5.0 million to purchase 570,082 shares of Asia Online, Inc. Series C Preferred Stock.

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements of all public registrants. Any change in the Company's revenue recognition policy resulting from the interpretation of SAB 101 would be reported as a change in accounting principle in the quarter ending March 31, 2000. While the Company has not fully assessed the impact of the adoption of SAB 101, it believes that implementation of SAB 101 will not have a material adverse impact on its existing revenue recognition policies or its reported results of operations for fiscal 2000.

Risks Related to Concentric's Business

   As described by the following factors, the past financial performance of Concentric should not be considered a reliable indicator of the future performance of Concentric and investors should not use historical trends to anticipate results or trends in future periods.

 The Proposed Merger Involves Risks and Uncertainties and May Not Be Completed

   Concentric has recently entered into an agreement with Nextlink under which both Nextlink and Concentric will merge into a newly-formed company, to be renamed Nextlink Communications, Inc. Details of the merger and the related risks and uncertainties will be described in a proxy statement which will be mailed in the future to all Concentric stockholders. The merger is subject to a number of conditions which must be satisfied or waived before the merger can take place, including approval by Nextlink and Concentric stockholders. Concentric cannot assure you that the merger will occur or that the performance of the combined company will be favorable to Concentric stockholders, and that the pendency of the merger will not have an adverse effect on Concentric in the interim. The factors which could affect the success of the combined companies include, but are not limited to, the combined company's ability to successfully market its products and services to current and new customers in a competitive marketplace, to design and construct fiber optic networks, install cable facilities, including switching electronics and to develop, install and provision wireless equipment to customers and on satisfactory terms and conditions. Additional factors which could adversely impact the success of the combined operations include the companies' ability to successfully integrate their operations, products and services, and to timely obtain the regulatory and stockholder approvals that are conditions to closing the proposed transaction.

 Concentric Has Incurred Net Losses and Experienced Negative Cash Flow From Operations Since Inception and Expects to Have Continuing Operating Losses

   Concentric expects to continue to operate at a net loss and experience negative cash flow at least through 2000. Its ability to achieve profitability and positive cash flow from operations is dependent upon its ability to substantially grow its revenue base and achieve other operating efficiencies. Concentric experienced net losses attributable to common stockholders of approximately $55.6 million for the year ended December 31, 1997, $94.1 million for the year ended December 31, 1998 and $111.8 million for the year ended December 31, 1999. On December 31, 1999, Concentric had an accumulated deficit of approximately $357.8 million. Concentric cannot assure you that it will be able to achieve or sustain revenue growth, profitability or positive cash flow on either a quarterly or an annual basis. Concentric's estimates of the periods of time in which it expects to continue to operate at a net loss, experience negative cash flow and not generate taxable income are forward-looking statements that involve risks and uncertainties. Actual results could vary materially as a result of a number of factors, including those set forth in this section.

 Concentric's Operating Results Fluctuate and Could Decline

   Concentric's operating results have fluctuated in the past and may fluctuate significantly in the future. Concentric's operating results fluctuate due to a variety of factors, including the following:

  . timely deployment and expansion of its network and new network architectures;

  .  the incurrence of capital costs related to network expansion;

  . variability and length of the sales cycle associated with its product and service offerings;

  . the introduction of new services by Concentric and its competitors; the pricing and mix of services offered by Concentric;

  .  Concentric's customer retention rate;

  .  market acceptance of new and enhanced versions of Concentric's services;

  .  changes in pricing policies by Concentric's competitors;

  . Concentric's ability to obtain sufficient supplies of sole- or limited-source equipment and services;

  .  user demand for network and Internet access services;

  .  balancing of network usage over a 24-hour period;

  .  the ability to manage potential growth and expansion;

  . the ability to identify, acquire and successfully integrate suitable acquisition candidates; and

  .  charges related to acquisitions.

   Due to the foregoing factors, Concentric believes that period-to-period comparisons of its operating results are not necessarily meaningful. Such comparisons cannot be relied upon as indicators of future performance. If Concentric's operating results in any future period fall below the expectations of securities analysts and investors, the market price of its securities would likely decline.

 The Loss of Any of Concentric's Major Customers Could Severely Impact Its Business

   Concentric currently derives a substantial portion of its total revenue from WebTV. Revenue from WebTV accounted for approximately, 33.4% of its revenue for the year ended December 31, 1997, 26.8% of its revenue for the year ended December 31, 1998 and 25.2% of its revenue for the year ended December 31, 1999. WebTV may terminate its current agreement at will after December 31, 2002. While Concentric expects revenue from WebTV to decrease as a percentage of revenue in future periods, Concentric believes that revenue derived from a limited number of customers may continue to represent a significant portion of its revenue. As a result, the loss of one or more of Concentric's major customers could have a material adverse effect on its business, financial condition and results of operations. In addition, Concentric cannot assure you that revenue from customers that have accounted for significant revenue in past periods, individually or as a group, will continue, or will reach or exceed historical levels in any future period.

 Concentric's Growth and Expansion May Strain Its Resources

   Concentric's business and service offerings have grown rapidly since its inception. The growth and expansion of Concentric's business and Concentric's service offerings have placed, and are expected to continue to place, a significant strain on Concentric's management, operational and financial resources Concentric plans to continue to substantially expand its network in 2000 and future periods. To manage its growth, Concentric must, among other things:

  . continue to implement and improve its operational, financial and management information systems, including its billing, order management, provisioning, fixed assets and other financial management systems;

  . hire, train and retain qualified personnel in a competitive labor market; and

  .  continue to expand and upgrade its network infrastructure.

   Concentric is currently in the process of replacing or updating its operational, financial and management information systems. The systems being replaced or updated include its billing, provisioning, order management and other financial management systems. Concentric began to replace its information systems in the fourth quarter of 1998 and these efforts continued throughout 1999 and will continue throughout 2000. Concentric consolidated two facilities in Southern California into one in 1999. Management of the transition of its information systems and of the personnel and operational equipment neccessary to manage the new facility has placed additional strain on its resources. Concentric cannot assure you that these transitions will be completed successfully or on a timely basis. Concentric cannot assure you that it will be able to expand its network or add services at the rate or according to the schedule presently planned by it. Additionally, Concentric has completed two acquisitions recently, 9Net Avenue, Inc. and Internet Technology Group, Plc, during the fourth quarter of 1999 and the first quarter of 2000, respectively. The consolidation and integration of these two recent acquisitions will place additional strain on the resources, information systems and management of Concentric. Concentric cannot assure you that it will be able to effectively manage its growth in operations and personnel. Additionally, Concentric cannot assure you that it will be able to hire, train and retain sufficient numbers of qualified personnel to meet its requirements.

 Concentric's Expanding Customer Base Demands the Rapid Growth of its Network Infrastructure and Technical Support Resources.

   Concentric may in the future experience difficulties meeting the demand for its access services and technical support. Concentric cannot assure you that its technical support or other resources will be sufficient to facilitate its growth. Concentric is striving to increase total network utilization and to optimize this utilization by targeting both business and consumer users to balance the network's usage throughout a 24-hour period. There will be additional demands on its customer support and sales and marketing resources as Concentric pursues this utilization strategy. If Concentric fails to manage its growth effectively, its business, financial condition and results of operations could be materially adversely affected.

 Concentric's Acquisition Strategy Poses Several Risks

   Concentric has completed a number of acquisitions to date, and may seek to acquire additional assets, technologies and businesses complementary to its operations. The completed acquisitions are and any subsequent acquisitions would be accompanied by the risks commonly encountered in such transactions. Such risks include, among other things:

  . difficulties integrating the operations and personnel of acquired companies;

  . the additional financial resources that may be needed to fund the operations of acquired companies;

  .  the potential disruption of business;

  . management's ability to maximize its financial and strategic position by the incorporation of acquired technology or businesses into its service offerings;

  . the difficulty of maintaining uniform standards, controls, procedures and policies;

  .  the potential loss of key employees of acquired companies;

  . the impairment of relationships with employees and customers as a result of changes in management; and

  .  the incurrence of significant expenses in consummating acquisitions.

   Any of the above risks could prevent Concentric from realizing significant benefits from its acquisitions. In addition, the issuance of its common stock in acquisitions will dilute its stockholder interests in its company, while the use of cash will deplete its cash reserves. Finally, if Concentric is unable to account for its acquisitions under the "pooling of interests" method of accounting, Concentric may incur significant, one-time write-offs and amortization charges. These write-offs and charges could decrease its future earnings or increase its future losses.

 Concentric's Future Success Depends Upon Third-Party Distribution and Engineering Relationships

   An important element of Concentric's strategy is to develop relationships with leading companies to enhance its distribution and engineering efforts. Concentric has a number of agreements which among these include an agreement with Microsoft pursuant to which Concentric distributes and modifies their browsers. Concentric is one of the Internet Service Providers which Microsoft features on its Internet Referral Server program and through which Concentric obtains primarily consumer subscribers. Concentric also has technology supply arrangements in place for key components of its web hosting and e-commerce platform including those with Netopia and Intershop. If any of Concentric's key technology suppliers were to experience difficulties or shifts within their business or decided to take different strategic directions than what the current course of their business is, then Concentric may be adversely impacted.

   Concentric has also entered into a strategic agreement with SBC for the delivery of private-labeled services to its customers. Concentric relies on this relationship for the acquisition of small-and-medium sized business enterprise customers. Its inability to capitalize on this agreement, the termination of or failure to renew any of these agreements or its inability to enter into similar relationships with others could have a material adverse effect on its business, financial condition and results of operations.

   Termination of any of these agreements or Concentric's failure to renew any of the agreements on terms acceptable to Concentric could have a material adverse effect on Concentric's business, financial condition and results of operations. For example, Concentric currently is in the process of winding down its relationship with Teligent to deliver private label services to Teligent's customers. Concentric expects the relationship to be terminated in 2000. If Concentric does not successfully replace the Teligent relationship, then Concentric may have difficulty attracting new small and medium sized enterprise customers which would have a material adverse impact on its results of operations. Concentric has an outsourcing agreement with Williams Technology Solutions, a subsidiary of Williams Communications Group, Inc., that enables Concentric to use Williams employees for the operational support of its network. Concentric's use of Williams employees and Williams engineering expertise was integral to the development of Concentric's network and continues to be integral to the ongoing operation of Concentric's network operations center. Pursuant to the agreement with Williams, all of the Williams employees currently working for Concentric will become Concentric employees when the agreement terminates in December 2000. Concentric cannot assure you that it will be able to hire all of the Williams employees required to grow and manage the network.

 Concentric Depends Upon New and Uncertain Markets

   Concentric offers tailored, value-added network services for enterprises and consumers, including Internet access. These markets are in the early stages of development. It is difficult to predict the rate at which these the markets will grow, if at all, because these markets are relatively new and current and future competitors are likely to introduce competing services or products. New or increased competition may result in market saturation. Certain critical issues concerning commercial use of tailored, value-added services and Internet services, remain unresolved and may impact the growth of such services. These issues include, among others, security, reliability, ease and cost of access, and quality of service. Concentric's business, financial condition and results of operations would be materially adversely affected if the markets for its services, including Internet access:

  .  fail to grow;

  .  grow more slowly than anticipated; or

  .  become saturated with competitors.

 Concentric Depends Upon Its Introduction and Acceptance of New and Enhanced Services

   Concentric has recently introduced new enterprise service offerings, including the introduction of value-added, IP-based communication services to enterprises, expanded hosting and co-location services and DSL services in limited areas. Concentric's failure to introduce new enterprise service offerings or the failure of these services to gain market acceptance in a timely manner or at all, or the failure to achieve significant market coverage could have a material adverse effect on its business, financial condition and results of operations. If Concentric introduces new or enhanced services with reliability, quality or compatibility problems, then market acceptance of such services could be significantly delayed or hindered. Such problems or delays could adversely affect Concentric's ability to attract new customers and subscribers.

 Concentric's New or Enhanced Services May Have Errors or Defects

   Concentric's services may contain undetected errors or defects when new services or enhancements are first introduced. Concentric cannot assure you that, despite testing by Concentric or its customers, errors will not be found in new services or enhancements after commencement of commercial deployment. Such errors could result in:

  .  additional development costs;

  .  loss of, or delays in, market acceptance;

  . diversion of technical and other resources from its other development efforts;

  .  the loss of customers and subscribers; and

  .  damage to its reputation in the marketplace.

   Any of these consequences could have a material adverse effect on Concentric's business, financial condition and results of operations.

 Concentric Needs to Balance Network Use to Provide Quality Service

   If Concentric does not achieve balanced network utilization over a 24-hour period, its network could become overburdened at certain periods during the day, which could adversely affect Concentric's quality of service. Conversely, due to the high fixed cost nature of its infrastructure, under-utilization of its network during certain periods of the day could adversely affect Concentric's ability to provide cost-efficient services at other times. The failure to achieve balanced network utilization could have a material adverse effect on Concentric's business, financial condition and results of operations.

 Concentric Depends Upon Its Suppliers and Has Sole- and Limited-Sources of Supply for Certain Products and Services

   Concentric relies on other companies to supply certain key components of its network infrastructure. These components include critical telecommunications services and networking equipment, which, in the quantities and quality demanded by Concentric, are available only from sole- or limited-sources. AT&T Corp., MCI WorldCom, Inc., PacWest Telecomm, Inc., Covad and Williams are Concentric's primary providers of data communications facilities and capacity. AT&T is currently the sole provider of the frame relay backbone of Concentric's network. MCI WorldCom and Williams are currently the providers of the ATM backbone of its network.

   Concentric is also dependent upon LECs to provide telecommunications services to it and its customers. Concentric experiences delays from time to time in receiving telecommunications services from these suppliers. Concentric cannot assure you that it will be able to obtain such services on the scale and within the time frames required by us at an affordable cost, or at all. Any failure to obtain such services on a sufficient scale, on a timely basis or at an affordable cost would have a material adverse effect on Concentric's business, financial condition and results of operations.

   Concentric purchases its Nortel/Bay Networks, Cisco Systems, Netopia, Lucent Technologies, Sun Microsystems, Cisco and other vendor equipment either directly from the manufacturer or via systems integrators including Milgo Solutions, Inc. and Williams. Some of these vendors are sole-source suppliers. Concentric purchases these components pursuant to purchase orders placed from time to time with its suppliers. Concentric does not carry significant inventories of these components and has no guaranteed supply arrangements for such components. Concentric's suppliers also sell products to Concentric's competitors and may in the future themselves become Concentric's competitors. Concentric cannot assure you that its suppliers will not enter into exclusive arrangements with its competitors or stop selling their products or components to Concentric at commercially reasonable prices, or at all.

 The Expansion of Concentric's Network Infrastructure Is Placing, and Will Continue to Place, a Significant Demand on Concentric's Suppliers.

   Some of Concentric's suppliers have limited resources and production capacity. In addition, some of Concentric's suppliers rely on sole-or limited-sources of supply for components included in their products. Failure of Concentric's suppliers to meet increasing demand may prevent them from continuing to supply components and products in the quantities and quality and at the times required by Concentric, or at all. Concentric's inability to obtain sufficient quantities of sole- or limited-source components or to develop alternative sources, if required, could result in delays and increased costs in expanding, and overburdening of, Concentric's network infrastructure. Any such delay, increased costs or overburdening would have a material adverse effect on Concentric's business, financial condition and results of operations.

   Concentric also depends on its suppliers' ability to provide necessary products and components that comply with various Internet and telecommunications standards. These products and components must also inter-operate with products and components from other vendors. Any failure of Concentric's suppliers to provide products or components that comply with Internet standards or that inter-operate with other products or components used by Concentric in its network infrastructure could have a material adverse effect on Concentric's business, financial condition and results of operations.

   Some of Concentric's suppliers, including the RBOCs and other LECs, currently are subject to tariff controls and other price constraints that in the future may be changed. In addition, regulatory proposals are pending that may affect what the RBOCs and other LECs charge Concentric. Any such regulatory changes could result in increased prices of products and services, which could have a material adverse effect on Concentric's business, financial condition and results of operations. Concentric's operations and revenue in the UK and The Netherlands are dependent on the payment of interconnect fees from the regulated telephone companies such as British Telecom in the UK. The interconnect fees are based on the number of minutes of connect time that are generated by the consumer dial up business in both of those countries. The amount and terms of these fees is regulated by Oftel. There is no guarantee that the amount, terms or conditions of these payments to Concentric will not be changed in the future and any such change may have an adverse impact on Concentric's business.

 Concentric Depends Upon Its Network Infrastructure

   Concentric's success depends upon the capacity, reliability and security of its network infrastructure. Concentric currently derives a significant portion of its revenue from customer subscriptions. Concentric expects that a substantial portion of its future revenue will be derived from the provision of tailored, value-added network services to its enterprise customers. Concentric must continue to expand and adapt its network infrastructure as the number of users and the amount of information they wish to transfer increase and as customer requirements change.

   Concentric currently projects its network utilization will require rapid expansion of the network capacity to avoid capacity constraints that would adversely affect system performance. The expansion and adaptation of Concentric's network infrastructure will require substantial financial, operational and management resources in 2000 and future periods. Concentric cannot assure you that it will be able to expand or adapt its network infrastructure to meet additional demand or its customers' changing requirements on a timely basis, at a commercially reasonable cost, or at all. In addition, if demand for network usage were to increase faster than projected or were to exceed Concentric's current forecasts, the network could experience capacity constraints, which would adversely affect the performance of the system.

   Concentric's business, financial condition and results of operations could be materially adversely affected if, for any reason, it failed to:

  .  expand its network infrastructure on a timely basis;

  . adapt its network infrastructure to changing customer requirements or evolving industry trends; or

  . alleviate capacity constraints experienced by its network infrastructure.

   Currently, Concentric has transit or peering agreements with MCI WorldCom, Sprint, UUNet, America Online, PSINet and other network providers to support the exchange of traffic between Concentric's network and the Internet. Concentric also has public peering arrangements with multiple smaller Internet service providers. These public peering arrangements also support the exchange of traffic between Concentric's network and the Internet. The failure of the networks with which Concentric has public peering, private peering or private transit, or the failure of any of its data centers, or any other link in the delivery chain, or any inability to successfully integrate new network resources into its existing infrastructure, and resulting interruption of its operations would have a material adverse effect on Concentric's business, financial condition and results of operations.

 Concentric's Market Is Extremely Competitive

   Concentric's market for tailored value-added network services is extremely competitive. There are no substantial barriers to entry in this market, and Concentric expects that competition will intensify in the future. Concentric believes that its ability to compete successfully depends upon a number of factors, including:

  .  market presence;

  . the capacity, reliability, low latency and security of its network infrastructure;

  . technical expertise and functionality, performance and quality of services; customization;

  .  ease of access to and navigation of the Internet;

  .  the pricing policies of its competitors and suppliers;

  .  the variety of services;

  .  the timing of introductions of new services by us and its competitors;

  .  customer support;

  .  the ability to support industry standards; and

  .  industry and general economic trends.

   Concentric's competitors generally may be divided into four groups:

  .  telecommunications companies,

  .  online service providers,

  .  Internet service providers and

  .  Web hosting providers.

   Many of Concentric's competitors have greater market presence, engineering and marketing capabilities, and financial, technological and personnel resources than those available to Concentric. As a result, they may be able to develop and expand their communications and network infrastructures more quickly, adapt more swiftly to new or emerging technologies and changes in customer requirements, take advantage of acquisition and other opportunities more readily, and devote greater resources to the marketing and sale of their products and services than can Concentric.

   In addition to the competitors discussed above, various organizations have entered into or are forming joint ventures or consortiums to provide services similar to those of Concentric. Concentric believes that new competitors will enter the value-added network services market. Such new competitors could include large computer hardware, software, media and other technology and telecommunications companies. Certain telecommunications companies and online services providers are currently offering or have announced plans to offer Internet or online services or to expand their network services.

   Certain companies, including America Online, PSINet and Verio, have also obtained or expanded their Internet access products and services as a result of acquisitions. Such acquisitions may permit Concentric's competitors to devote greater resources to the development and marketing of new competitive products and services and the marketing of existing competitive products and services. In addition, the ability of some of Concentric's competitors to bundle other services and products with virtual private network services or Internet access services could place Concentric at a competitive disadvantage. Certain companies are also exploring the possibility of providing or are currently providing high-speed data services using alternative delivery methods such as over the cable television infrastructure, through direct broadcast satellites and over wireless cable.

   As a result of increased competition and vertical and horizontal integration in the industry, Concentric could encounter significant pricing pressure. This pricing pressure could result in significant reductions in the average selling price of its services. For example, telecommunications companies that compete with Concentric may be able to provide customers with reduced communications costs in connection with their Internet access services or private network services, reducing the overall cost of their solutions and significantly increasing price pressures on Concentric. Concentric cannot assure you that it will be able to offset the effects of any such price reductions with an increase in the number of its customers, higher revenue from enhanced services, cost reductions or otherwise.

   In addition, Concentric believes that the Internet access and online services businesses are likely to continue to encounter consolidation in the future. Consolidation could result in increased price and other competition in these industries and, potentially, the virtual private networks industry. Increased price or other competition could result in erosion of Concentric's market share and could have a material adverse effect on Concentric's business, financial condition and results of operations. Concentric cannot assure you that it will have the financial resources, technical expertise or marketing and support capabilities to continue to compete successfully.

 Concentric Must Keep Up With Rapid Technological Change and Evolving Industry Standards

   The markets for Concentric's services are characterized by rapidly changing technology, evolving industry standards, changes in customer needs, emerging competition and frequent new product and service introductions. Concentric's future success will depend, in part, on its ability to:

  .  effectively use leading technologies;

  .  continue to develop its technical expertise;

  .  enhance its current networking services;

  .  develop new services that meet changing customer needs;

  .  advertise and market its services; and

  . influence and respond to emerging industry standards and other technological changes.

   All this must be accomplished in a timely and cost-effective manner. Concentric cannot assure you that it will be successful in effectively using new technologies, developing new services or enhancing its existing services on a timely basis.

   Concentric cannot assure you that such new technologies or enhancements will achieve market acceptance. Concentric's pursuit of necessary technological advances may require substantial time and expense. Concentric cannot assure you that it will succeed in adapting its network service business to alternate access devices and conduits as they emerge.

   Concentric believes that its ability to compete successfully is also dependent upon the continued compatibility and interoperability of its services with products and architectures offered by various vendors. Although Concentric intends to support emerging standards in the market for Internet access, Concentric cannot assure you that industry standards will be established. If industry standards are established, Concentric cannot assure you that it will be able to conform to these new standards in a timely fashion and maintain a competitive position in the market. Specifically, Concentric's services rely on the continued widespread commercial use of TCP/IP. Alternative open protocol and proprietary protocol standards have been or are being developed. If any of these alternative protocols become widely adopted, there may be a reduction in the use of TCP/IP, which could render Concentric's services obsolete and unmarketable.

   In addition, Concentric cannot assure you that services or technologies developed by others will not render its services or technology uncompetitive or obsolete. An integral part of Concentric's strategy is to design its network to meet the requirements of emerging standards such as DSL (Digital Subscriber Line). If Concentric fails, for technological or other reasons, to develop and introduce succesive enhancements to DSL technology or other enhanced services that are compatible with industry standards and that satisfy customer requirements, then its business, financial condition and results of operations would be materially adversely affected.

 Concentric Faces the Risk of Fundamental Changes in the Way Internet Access is Delivered

   Internet services are currently accessed primarily by computers connected by telephone lines. Several companies have announced the development and planned sale of cable television modems, wireless modems and satellite modems to provide Internet access. Cable television, satellite and wireless modems can transmit data at substantially faster speeds than the modems Concentric and its subscribers currently use. In addition, wireless modems have the potential to reduce the cost of network services. As the Internet becomes accessible through these cable television, wireless and satellite modems and by screen-based telephones, televisions or other consumer electronic devices, or subscriber requirements change the way Internet access is provided, Concentric will have to develop new technology or modify its existing technology to accommodate new developments such as:

  .  Internet access through cable television, satellite and wireless modems;

  . Internet access through screen-based telephones, televisions or other consumer electronic devices;

  . or subscriber requirements that change the way Internet access is provided.

   Concentric's pursuit of these technological advances may require substantial time and expense. Concentric cannot assure you that it will succeed in adapting its Internet access business to alternate access devices and conduits.

 Concentric's Network System Could Fail

   Network expansion and growth in usage will place increased stress upon Concentric's network hardware and traffic management systems. Concentric's network has been designed with redundant backbone circuits to allow traffic re-routing. Concentric cannot assure you, however, that it will not experience failures relating to individual network POPs or even catastrophic failure of the entire network.

   Moreover, Concentric's operations are dependent upon its ability to protect its network infrastructure against damage from power loss, telecommunications failures and similar events. A significant portion of its computer equipment, including critical equipment dedicated to its Internet access services, is located at Concentric's facilities in Chicago, Illinois, Secaucus, New Jersey, London, England, San Jose and Irvine, California. In addition, its modems and routers that serve large areas of the United States are located in these cities. Concentric's network operations center, which manages its entire network, is in St. Louis, Missouri. Despite its precautions, a natural disaster, such as an earthquake, or other unanticipated problem at the network operations center, at one of its hubs (sites at which Concentric has located routers, switches and other computer equipment that make up the backbone of its network infrastructure) or at a number of its POPs has from time to time in the past caused, and in the future could cause, interruptions in its services.

   In addition, Concentric's services could be interrupted if its telecommunications providers fail to provide the data communications capacity in the time frame required by Concentric as a result of a natural disaster or for some other reason. Any damage or failure that causes interruptions in its operations could have a material adverse effect on Concentric's business, financial condition and results of operations.

 Concentric's System May Experience Security Breaches Despite the
 Implementation of Network Security Measures; the core of Concentric's Network Infrastructure is Vulnerable to Computer Viruses, Break-ins and Similar Disruptive Problems Caused by its Customers or Internet Users

   Computer viruses, break-ins or other problems caused by third parties could lead to interruptions, delays or cessation in service to Concentric's customers and subscribers. Furthermore, inappropriate use of the network by third parties could also potentially jeopardize the security of confidential information stored in Concentric's computer systems and its customer's computer systems. Concentric may face liability and may lose potential subscribers as a result. Although Concentric intends to continue to implement industry-standard security measures, such measures occasionally have been circumvented in the past. Concentric cannot assure you that its security enclosures will not be circumvented in the future. The costs and resources required to eliminate computer viruses and alleviate other security problems may result in interruptions, delays or cessation of service to its customers that could have a material adverse effect on its business, financial condition and results of operations.

 Concentric Has Incurred Substantial Indebtedness and May Not Be Able to Service Its Debt

   Concentric is and will continue to have a significant amount of outstanding indebtedness. Concentric has significant debt service requirements as a result of this indebtedness. At December 31, 1999, its total debt (including current portion) was $214.8 million, and stockholders' equity was $62.2 million. Interest on such indebtedness totaled approximately $22.6 million in 1999. Concentric also issued 150,000 shares of preferred stock in June 1998 with dividends which accrue at the rate of 13 1/2% per year and 50,000 shares of preferred stock in June 1999 with dividends which accrue at the rate of 7% per year. On December 31, 1999, cumulative dividends and accretion on the preferred stock totaled approximately $38.7 million. Dividends and accretion will total approximately $33.4 million in 2000 and are expected to grow in each successive year. To date, Concentric has paid such dividends in shares of preferred stock, rather than in cash. Concentric must also redeem both issuances of the preferred stock in 2010. As a result of these and other features, the preferred stock is substantially equivalent to debt.

   Concentric's debt, including the preferred stock, has important consequences for its company and its stockholders, including the following:

  . its ability to obtain additional financing in the future, whether for working capital, capital expenditures, acquisitions or other purposes, may be impaired;

  . a substantial portion of its cash flow from operations is dedicated to the payment of interest on its debt, which reduces the funds available to us for other purposes;

  . its flexibility in planning for or reacting to changes in market conditions may be limited; and

  . Concentric may be more vulnerable in the event of a downturn in its business.

   Concentric's ability to meet its debt service and preferred stock dividend obligations will depend on its future operating performance and financial results. This ability will be subject in part to factors beyond its control. Although Concentric believes that its cash flow will be adequate to meet its interest and dividend payments, Concentric cannot assure you that it will continue to generate sufficient cash flow in the future to meet its debt service and preferred stock requirements. If Concentric is unable to generate cash flow in the future sufficient to cover its fixed charges and is unable to borrow sufficient funds from other sources, then Concentric may be required to:

  .  refinance all or a portion of its existing debt;

  .  or sell all or a portion of its assets.

   Concentric cannot assure you that a refinancing would be possible. Concentric cannot assure you that any asset sales would be timely or that the proceeds which Concentric could realize from such asset sales would be sufficient to meet its debt service requirements. In addition, the terms of its debt and preferred stock restrict its ability to sell its assets and its use of the proceeds from any such asset sale.

 Concentric May Need Additional Capital in the Future and Such Additional Financing May Not Be Available

   Concentric currently anticipates that its available cash resources will be sufficient to meet its anticipated working capital and capital expenditure requirements through December 2000. However, Concentric cannot assure you that such resources will be sufficient for anticipated or unanticipated working capital and capital expenditure requirements. Concentric may need to raise additional funds through public or private debt or equity financing in order to:

  . take advantage of unanticipated opportunities, including more rapid international expansion or acquisitions of complementary businesses or technologies;

  .  develop new products or services; or

  .  respond to unanticipated competitive pressures.

   Concentric may also raise additional funds through public or private debt or equity financings if such financings become available on favorable terms. Concentric cannot assure you that any additional financing it may need will be available on terms favorable to Concentric, or at all. If adequate funds are not available or are not available on acceptable terms, Concentric may not be able to take advantage of unanticipated opportunities, develop new products or services or otherwise respond to unanticipated competitive pressures. In such case, its business, results of operations and financial condition could be materially adversely affected. Concentric's forecast of the period of time through which its financial resources will be adequate to support its operations is a forward looking statement that involves risks and uncertainties, and actual results could vary materially as a result of a number of factors, including those set forth above.

 Concentric Faces Risks Associated with International Expansion

   A key component of Concentric's strategy is to expand into international markets. The following risks are inherent in doing business on an international level:

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

  . seasonal reductions in business activity during the summer months in Europe and certain other parts of the world; and

  . potentially adverse tax consequences that could adversely impact the success of its international operations.

   Concentric cannot assure you that one or more of such factors will not have a material adverse effect on its future international operations and, consequently, on its business, financial condition and results of operations.

   Concentric's experience in developing versions of its products and marketing and distributing its products internationally is limited and its primary efforts in this area are through its recently completed acquisition of

Internet Technology Group PLC, an Internet network service provider in the UK and The Netherlands. Concentric's international strategy has not developed as rapidly as anticipated and may be further delayed if:

  . Concentric cannot successfully develop satisfactory relationships with other partners;

  . Concentric cannot successfully deploy its technology over its partners' infrastructure;

  .  Concentric cannot transfer its knowledge to its partners' employees; or

  . Concentric's partners do not devote sufficient management, technological or marketing resources to this project.

   Concentric's business, results of operation or financial condition could be materially adversely affected if delays in its international strategy continue or worsen. Concentric has entered into roaming agreements with third parties to allow its customers to access their Internet accounts from Japan and certain other foreign countries. Concentric cannot assure you that it will be able to successfully market, sell and deliver its products in international markets.

 Concentric Could Face Government Regulation

   The Federal Communications Commission ("FCC") currently does not regulate value-added network software or computer equipment related services that transport data or IP-based voice messages over telecommunication facilities as telecommunications services. Concentric provides value-added IP-based network services, in part, through data transmissions over public telephone lines. Operators of these types of value-added networks that provide access to regulated transmission facilities only as part of a data services package are classified for regulatory purposes as providers of "information services" and are currently excluded from regulations that apply to "telecommunications carriers." As such, Concentric is not currently subject to direct regulation by the FCC or any other governmental agency, other than regulations applicable to businesses generally.

   However, future changes in law or regulation could result in some aspects of its current operations becoming subject to one or more forms of telecommunication regulation by the FCC or other regulatory agencies. The FCC currently is reviewing its regulatory positions on data transmissions over telecommunications networks and could seek to impose some form of telecommunications carrier regulation on the network transport and telecommunications functions of an enhanced or information services package. Further, the FCC could conclude that its protocol conversions, computer processing and interaction with customer-supplied information are insufficient to afford Concentric with the benefits of the enhanced or information service regulatory classification. If the FCC reaches such conclusions, it may seek to regulate some segments of its activities as telecommunications services.

   One significant example of the type of regulation some incumbent LECs would like to have the FCC impose on IP-based services is typified by a recent Petition for Expedited Declaratory Ruling filed by US West seeking an FCC ruling that IP-based Telephony services provided over interchange carrier networks not be considered information services, but telecommunications services subject to incumbent LEC-imposed interstate access charges. While the FCC has not taken action to date on the US West Petition, its filing indicates that there are telecommunications carriers anxious to reclassify exempt information services to be regulated telecommunications services.

   State public utility commissions generally have declined to regulate enhanced or information services. Some states, however, have continued to regulate particular aspects of enhanced services in limited circumstances, such as where they are provided by incumbent LECs that operate telecommunications networks. Moreover, the public service commissions of some states continue to review potential regulation of such services. Concentric cannot assure you that regulatory authorities of states where Concentric provides Internet access, intranet and VPN services will not seek to regulate aspects of these activities as telecommunications services. The prices at which Concentric may sell its services could be affected by regulatory changes:

  .  in the Internet connectivity market;

  .  that indirectly or directly affect telecommunications costs; or

  .  that increase the likelihood or scope of competition from the RBOCs.

   Concentric cannot predict the impact, if any, that future regulation or regulatory changes may have on its business, and Concentric cannot assure you that future regulation or regulatory changes will not have a material adverse effect on its business, results of operations or financial condition.

 Concentric Depends On Its Proprietary Technology and Technological Expertise

   Concentric's success and ability to compete is dependent in part upon its technology. In this regard, Concentric believes its success is more dependent upon its technical expertise than its proprietary rights. Concentric relies upon a combination of copyright, trademark and trade secret laws and contractual restrictions to protect its proprietary technology. It may be possible for a third party to copy or otherwise obtain and use Concentric's products or technology without authorization or to develop similar technology independently. Concentric cannot assure you that such measures have been, or will be, adequate to protect its proprietary technology. Concentric's competitors may also independently develop technologies that are substantially equivalent or superior to Concentric's technology.

   Concentric operates a material portion of its business over the Internet. The Internet is subject to a variety of risks. Such risks include but are not limited to the substantial uncertainties that exist regarding the system for assigning domain names and the status of private rules for resolution of disputes regarding rights to domain names. Concentric cannot assure you that it will continue to be able to employ its current domain names in the future or that the loss of rights to one or more domain names will not have a material adverse effect on its business and results of operations.

 Third Parties May Claim Concentric Infringed Their Proprietary Rights

   Although Concentric does not believe it infringes on the proprietary rights of any third parties, Concentric cannot assure you that third parties will not assert such claims against Concentric in the future or that such claims will not be successful. Concentric could incur substantial costs and diversion of management resources to defend any claims relating to proprietary rights, which could have a material adverse effect on its business, financial condition and results of operations. Furthermore, parties making such claims could secure a judgment awarding substantial damages, as well as injunctive or other equitable relief that could effectively block Concentric's ability to license its products in the United States or abroad. Such a judgment would have a material adverse effect on Concentric's business, financial condition and results of operations.

   In addition, Concentric is obligated under certain agreements to indemnify the other party for claims that Concentric infringes on the proprietary rights of third parties. If Concentric is required to indemnify parties under these agreements, its business, financial condition and results of operations could be materially adversely affected. If someone asserts a claim relating to proprietary technology or information against Concentric, Concentric may seek licenses to such intellectual property. Concentric cannot assure you, however, that it could obtain licenses on commercially reasonable terms, if at all. The failure to obtain the necessary licenses or other rights could have a material adverse effect on Concentric's business, financial condition and results of operations.

 Concentric Could Face Liability for Information Disseminated Through Its
 Network

   The law relating to the liability of online service providers, private network operators and Internet service providers for information carried on or disseminated through the facilities of their networks is continuing to evolve and remains unsettled. In the past, at least one court has ruled that Internet service providers could be found liable for copyright infringement as a result of information disseminated through their networks. Such claims have been asserted against Concentric in the past and Concentric cannot assure you that similar claims will not be asserted in the future.

   Federal laws have been enacted, however, which, under certain circumstances, provide Internet service providers with immunity from liability for information that is disseminated through their networks when they are acting as mere conduits of information. A Federal Court of Appeals has recently held that the Telecommunications Act of 1996 creates immunity from liability on the part of Internet service providers for libel claims arising out of information disseminated over their services by third party content providers. In addition, the Digital Millennium Copyright Act, which was enacted in 1998, creates a safe-harbor from copyright infringement liability for Internet service providers that meet certain requirements. These requirements include certain technical measures and registering with the Copyright Office the identity of the provider's Designated Infringement Agent who is to receive notice of any claims of copyright infringement. Concentric cannot assure you, however, that the Digital Millennium Copyright Act or any other legislation will protect it from copyright infringement liability.

   The Child Online Protection Act of 1998 prohibits and imposes criminal penalties and civil liability on anyone engaged in the business of selling or transferring, by means of the World Wide Web, material that is harmful to minors without restricting access to such material by persons under seventeen years of age. Numerous states have adopted or are currently considering similar types of legislation. The imposition upon Concentric, Internet service providers or Web server hosts of potential liability for such materials carried on or disseminated through Concentric's systems could require Concentric to implement measures to reduce its exposure to such liability. Such measures may require the expenditure of substantial resources or the discontinuation of certain product or service offerings. Further, the costs of defending against any such claims and potential adverse outcomes of such claims could have a material adverse effect on Concentric's business, financial condition and results of operations. The Child Online Protection Act of 1998 has been challenged by civil rights organizations in part on the grounds that it violates the First Amendment. The United States Supreme Court held a similar statute unconstitutional in 1997. On February 1, 1999 a United States District Court preliminarily enjoined enforcement of the law pending final resolution of the case.

 Concentric's Stock Price Has Been and May Continue to Be Volatile

   The trading price of Concentric's common stock has been and is likely to be highly volatile. Concentric's stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

  .  actual or anticipated variations in quarterly operating results;

  .  announcements of technological innovations;

  .  new products or services offered by Concentric or its competitors;

  .  changes in financial estimates by securities analysts;

  .  conditions or trends in the network services market;

  . its announcement of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

  .  additions or departures of key personnel;

  .  sales of common stock; and

  .  other events or factors that may be beyond its control.

   In addition, the stock markets in general, and the Nasdaq National Market and the trading activity of network services and technology companies in particular, have experienced extreme price and volume fluctuations recently. These fluctuations often have been unrelated or disproportionate to the operating performance of these companies. The trading prices of many technology companies' stocks are at or near historical highs and these trading prices and multiples are substantially above historical levels. These trading prices and multiples may not be sustained. These broad market and industry factors may materially adversely affect the market price of its common stock, regardless of its actual operating performance. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation often has been instituted against that company. Litigation like this, if instituted, could result in substantial costs and a diversion of management's attention and resources.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders of Concentric Network Corporation

   We have audited the accompanying consolidated balance sheets of Concentric Network Corporation as of December 31, 1998 and 1999, and the related consolidated statements of operations, common stock subject to rescission and stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule included in Item 14. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Concentric Network Corporation at December 31, 1998 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the financial information set forth therein.

                                          /s/ Ernst & Young LLP

San Jose, California
January 21, 2000, except for Note 13,
 as to which the date is March 20, 2000

                         CONCENTRIC NETWORK CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)

                                                             December 31,
                                                          --------------------
                                                            1998       1999
                                                          ---------  ---------
                         ASSETS
                         ------
Current assets:
  Cash and cash equivalents.............................. $  98,988  $  25,891
  Short term investments.................................    52,226     80,095
  Current portion of restricted cash.....................    19,125    144,060
  Accounts receivable, net of allowances of $990 in 1998
   and $1,419 in 1999....................................    13,714     29,114
  Note receivable........................................       --      16,000
  Prepaid expenses and other current assets..............     3,058     10,049
                                                          ---------  ---------
    Total current assets.................................   187,111    305,209
Property and equipment:
  Computer and telecommunications equipment..............    89,668    121,561
  Software...............................................     5,427     11,653
  Furniture and fixtures and leasehold improvements......    11,357     18,403
                                                          ---------  ---------
                                                            106,452    151,617
  Accumulated depreciation and amortization..............    42,184     68,723
                                                          ---------  ---------
                                                             64,268     82,894
Restricted cash, net of current portion..................    17,113        --
Goodwill and other intangible assets.....................    20,364     70,627
Investments..............................................       --      27,101
Other assets.............................................     9,401     11,963
                                                          ---------  ---------
    Total assets......................................... $ 298,257  $ 497,794
                                                          =========  =========
     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
     ----------------------------------------------
Current liabilities:
  Accounts payable....................................... $  26,342  $  35,750
  Accrued compensation and other employee benefits.......     2,024      3,866
  Other current liabilities..............................     4,559      5,655
  Current portion of capital lease obligations...........     6,543      6,438
  Deferred revenue.......................................     3,104      7,885
                                                          ---------  ---------
    Total current liabilities............................    42,572     59,594
Capital lease obligations, net of current portion........    10,434      6,774
Notes payable............................................   146,021    146,642
Other liabilities........................................       --       1,770
Commitments and contingencies
Redeemable exchangeable preferred stock..................   156,105    179,521
Convertible redeemable preferred stock...................       --      41,339
Stockholders' equity (deficit):
  Preferred stock, $0.001 par value; issuable in series:
    Authorized shares--10,000 in 1998 and 1999
    Issued and outstanding shares--none in 1998 and
     1999................................................       --         --
  Common stock, $0.001 par value; issuable in classes:
    Authorized shares--100,000 in 1998 and 1999
    Issued and outstanding shares--30,288 in 1998 and
     45,427 in 1999......................................   190,076    420,515
Accumulated deficit......................................  (246,055)  (357,837)
Deferred compensation....................................      (896)      (524)
                                                          ---------  ---------
  Total stockholders' equity (deficit)...................   (56,875)    62,154
                                                          ---------  ---------
    Total liabilities and stockholders' equity
     (deficit)........................................... $ 298,257  $ 497,794
                                                          =========  =========

                            See accompanying notes.

                         CONCENTRIC NETWORK CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                 Years Ended December 31,
                                                -----------------------------
                                                  1997      1998      1999
                                                --------  --------  ---------
Revenue........................................ $ 45,457  $ 82,807  $ 147,060
Costs and expenses:
  Cost of revenue..............................   61,439    85,352    133,922
  Development..................................    4,850     7,734     10,907
  Marketing and sales, including $2,600, $1,085
   and $750 to a related party for the years
   ended December 31, 1997, 1998 and 1999,
   respectively................................   24,622    39,793     54,288
  General and administrative...................    4,790    10,398     15,441
  Amortization of goodwill and other intangible
   assets......................................      --      3,842      7,913
  Acquisition-related charges..................      --      1,291        --
  Write-off of in-process technology...........      --      5,200        --
                                                --------  --------  ---------
    Total costs and expenses...................   95,701   153,610    222,471
                                                --------  --------
Loss from operations...........................  (50,244)  (70,803)   (75,411)
Other income (expense).........................    1,233      (750)      (663)
Interest income................................    1,217     9,975     13,558
Interest expense, including $6,197 and $1,272
 to related parties for the years ended
 December 31, 1997 and 1998, respectively......   (7,788)  (23,570)   (22,569)
                                                --------  --------  ---------
Loss before extraordinary item.................  (55,582)  (85,148)   (85,085)
Extraordinary gain on early retirement of
 debt..........................................      --      3,042        --
                                                --------  --------  ---------
Net loss.......................................  (55,582)  (82,106)   (85,085)
Preferred stock dividends and accretion .......      --    (11,958)   (26,697)
                                                --------  --------  ---------
Net loss attributable to common stockholders... $(55,582) $(94,064) $(111,782)
                                                ========  ========  =========
Net loss per share (pro-forma 1997, historical
 1998 and 1999)
  Loss before extraordinary item............... $  (2.82) $  (2.93) $   (2.10)
  Extraordinary gain...........................      --        .11        --
                                                --------  --------  ---------
Net loss.......................................    (2.82)    (2.82)     (2.10)
Preferred stock dividends and accretion........      --       (.41)      (.66)
                                                --------  --------  ---------
Net loss per share attributable to common
 stockholders.................................. $  (2.82) $  (3.23) $   (2.76)
                                                ========  ========  =========
Shares used in computing net loss and net loss
 attributable to common stockholders per share
 (pro-forma 1997, historical 1998 and 1999)....   19,744    29,094     40,473
                                                ========  ========  =========

                            See accompanying notes.

                         CONCENTRIC NETWORK CORPORATION

       CONSOLIDATED STATEMENTS OF COMMON STOCK SUBJECT TO RESCISSION AND
                         STOCKHOLDERS' EQUITY (DEFICIT)
                                 (In thousands)

                                                     Stockholders' Equity (Deficit)
                          Common Stock   -----------------------------------------------------------
                           Subject to      Preferred                                                     Total
                           Rescission        Stock         Common Stock                              Stockholders'
                          -------------  ---------------  ----------------  Accumulated   Deferred      Equity
                          Shares Amount  Shares  Amount   Shares   Amount     Deficit   Compensation   (Deficit)
                          ------ ------  ------  -------  ------  --------  ----------- ------------ -------------
Balance at December 31,
 1996 ..................    910  $5,150   4,901  $95,215   2,786  $  1,850   $ (93,952)   $  (188)     $  2,925
Issuance of Class A
 common stock for
 services ..............    --      --      --       --       10        17         --         --             17
Conversion of Class B
 common to Series A
 preferred stock .......    --      --        7      --      (14)      --          --         --            --
Conversion of Series A,
 B, C and D preferred to
 Class A common stock
 .......................    --      --   (5,693) (99,604) 11,386    99,604         --         --            --
Shares issued upon the
 initial public offering
 (net of issuance costs)
 .......................    --      --      --       --    9,890    52,757         --         --         52,757
Shares issued in a
 private placement......    --      --      --       --    2,492    14,950         --         --         14,950
Conversion of note to
 Class A common stock...    --      --      --       --      506     3,041         --         --          3,041
Repurchase of Class A
 common stock in
 connection with the
 initial public offering
 .......................    --      --      --       --     (370)   (2,217)        --         --         (2,217)
Shares issued subject to
 dilution ratios .......    --      --      484      --      --        --          --         --            --
Exercise of options to
 purchase stock ........    --      --      --       --      130       243         --         --            243
Exercise of warrants to
 purchase stock ........    --      --      301    3,281     618     1,201         --         --          4,482
Warrants issued to
 purchase stock ........    --      --      --     1,108     --      5,370         --         --          6,478
Deferred compensation
 resulting from grant of
 options ...............    --      --      --       --      --      1,303         --      (1,303)          --
Amortization of deferred
 compensation ..........    --      --      --       --      --        --          --         222           222
Expiration of statutes
 of limitations on
 common stock subject to
 rescission ............   (844) (4,602)    --       --      844     4,602         --         --          4,602
Repurchase of shares for
 cancellation in
 connection with
 Rescission Offer ......    (66)   (548)    --       --      --        --          --         --            --
Net loss ...............    --      --      --       --      --        --      (55,582)       --        (55,582)
                           ----  ------  ------  -------  ------  --------   ---------    -------      --------
Balance at December 31,
 1997 ..................    --   $  --      --   $   --   28,278  $182,721   $(149,534)   $(1,269)     $ 31,918
Amortization of deferred
 compensation ..........    --   $  --      --   $   --      --   $    --    $     --     $   373      $    373
Common stock issued
 under stock purchase
 plan ..................    --      --      --       --      148       781         --         --            781
Common stock issued in
 acquisition of DeltaNet
 Services, Inc. ........    --      --      --       --      452     1,147      (2,457)       --         (1,310)
Exercise of options to
 purchase common stock..    --      --      --       --    1,224     3,527         --         --          3,527
Exercise of warrants for
 no cash consideration..    --      --      --       --      186       --          --         --            --
Warrants issued to
 purchase stock.........    --      --      --       --      --      1,900         --         --          1,900
Net loss................    --      --      --       --      --        --      (82,106)       --        (82,106)
Preferred stock
 dividends and
 accretion..............    --      --      --       --      --        --      (11,958)       --        (11,958)
                           ----  ------  ------  -------  ------  --------   ---------    -------      --------
Balance at December 31,
 1998...................    --   $  --      --   $   --   30,288  $190,076   $(246,055)   $  (896)     $(56,875)
                           ====  ======  ======  =======  ======  ========   =========    =======      ========
Amortization of deferred
 compensation...........    --   $  --      --   $   --      --   $    --    $     --     $   372      $    372
Common stock issued
 under stock purchase
 plan...................    --      --      --       --      247     1,660         --         --          1,660
Common stock issued in
 the acquisition of
 9Net...................    --      --      --       --    2,482    50,001         --         --         50,001
Exercise of options to
 purchase common stock..    --      --      --       --    1,856     8,626         --         --          8,626
Warrants issued to
 purchase stock.........    --      --      --       --      --     12,444         --         --         12,444
Common stock issued in
 the secondary offering
 and sold to SBC
 Communications, Inc.
 (net of offering
 costs).................    --      --      --       --    7,274   138,509         --         --        138,509
Exercise of warrants to
 purchase common stock..    --      --      --       --    3,280    19,199         --         --         19,199
Net loss................    --      --      --       --      --        --      (85,085)       --        (85,085)
Preferred stock
 dividends and
 accretion..............    --      --      --       --      --        --      (26,697)       --        (26,697)
                           ----  ------  ------  -------  ------  --------   ---------    -------      --------
Balance at December 31,
 1999...................    --   $  --      --   $   --   45,427  $420,515   $(357,837)   $  (524)     $ 62,154
                           ====  ======  ======  =======  ======  ========   =========    =======      ========

                            See accompanying notes.

                         CONCENTRIC NETWORK CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                   Years Ended December 31,
                                                  ----------------------------
                                                    1997      1998      1999
                                                  --------  --------  --------
OPERATING ACTIVITIES
 Net loss ......................................  $(55,582) $(82,106) $(85,085)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
   Depreciation.................................    16,852    24,442    28,404
   Amortization of deferred interest, cost of
    revenue and marketing and sales related to
    issuance of warrants........................     1,720     1,210     1,433
   Amortization of goodwill and other intangible
    assets......................................       --      3,842     7,913
   Amortization of deferred financing costs.....       --        526       721
   Amortization of other deferred assets........       --      3,025     1,989
   Amortization of deferred compensation........       658       373       373
   Gain on early retirement of debt.............       --     (3,042)      --
   Write-off of in-process technology ..........       --      5,200       --
   Loss on disposal of equipment................       162       --        --
   Changes in current assets and liabilities:
     Prepaid expenses and other current assets
      ..........................................    (3,581)    1,009    (7,765)
     Accounts receivable........................    (2,700)   (7,140)  (16,517)
     Accounts payable...........................    (7,287)    7,408     3,495
     Accrued compensation and other employee
      benefits..................................       863      (315)    1,538
     Deferred revenue...........................       197       509     1,632
     Other current liabilities..................     2,795    (1,575)      794
                                                  --------  --------  --------
Net cash used in operating activities...........   (45,903)  (46,634)  (61,075)
INVESTING ACTIVITIES
Net change in restricted cash...................       --        --   (124,935)
Additions of property and equipment.............    (6,130)  (23,489)  (41,719)
Proceeds from sale of property and equipment....       --        --        135
Increase in refundable deposits.................       --     (1,200)      --
Decrease (increase) in note receivable..........      (370)      100   (15,830)
Net change in short term investments............       --    (52,226)  (27,869)
Net change in long term investments.............       --        --    (27,101)
Acquisition of InterNex Information Services,
 Inc., net of cash acquired.....................       --    (15,452)      --
Acquisition of AnaServe, Inc., net of cash
 acquired.......................................       --     (9,625)      --
Acquisition of 9Net Avenue Inc., net of cash
 acquired.......................................       --        --       (796)
                                                  --------  --------  --------
Net cash used in investing activities...........    (6,500) (101,892) (238,115)
FINANCING ACTIVITIES
Proceeds from notes payable.....................   155,000       --        --
Change in restricted cash.......................   (52,525)   16,287    17,113
Repayment of lease obligations to a related
 party..........................................   (10,039)   (3,079)      --
Repayment of lease obligations to a related
 party--early retirement of debt................       --    (24,750)      --
Repayment of lease obligations..................    (1,517)   (7,079)   (5,823)
Net change in notes payable.....................    (2,000)   (1,960)      326
Repurchase of common stock......................    (2,765)      --        --
Deferred financing costs........................    (5,006)     (320)   (4,021)
Proceeds from issuance of redeemable
 exchangeable preferred stock, net of issuance
 costs..........................................       --    144,148    50,000
Proceeds from issuances of stock and warrants...    73,557     4,308   168,498
                                                  --------  --------  --------
Net cash provided by financing activities.......   154,705   127,555   226,093
                                                  --------  --------  --------
Increase (decrease) in cash and cash equivalents
 ...............................................   102,302   (20,971)  (73,097)
Cash and cash equivalents at beginning of period
 ...............................................    17,657   119,959    98,988
                                                  --------  --------  --------
Cash and cash equivalents at end of period......  $119,959  $ 98,988  $ 25,891
                                                  ========  ========  ========
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING
 AND FINANCING ACTIVITIES
Stock exchanged for notes payable, including
 accrued interest ..............................  $  3,041  $    --   $    --
Capital lease obligations incurred with a
 related party..................................     3,042     1,285       --
Capital lease obligations incurred..............       --      5,363     1,385
Reduction of accounts payable through capital
 lease obligations incurred.....................     2,000       --        --
Issuance of warrants............................     5,370     1,900    11,940
Accretion of dividends and financing costs......       --     11,958    26,697
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION
Interest paid...................................  $  5,728  $ 22,609  $ 20,998

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

   All share and per share information presented herein, except as noted, and in the Company's consolidated financial statements has been retroactively restated to reflect a two-for-one stock split of the Company's common stock on May 21, 1999, paid in the form of a stock dividend, to holders of record on April 30, 1999.

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

 Long Term Investments

   In January 1999 the Company purchased approximately $10.0 million of common stock from Covad Communications Group, Inc. ("Covad") and certain Covad stockholders at Covad's initial public offering price. In April 1999 the Company purchased approximately $5.0 million of Class B Common Stock from NorthPoint

                        CONCENTRIC NETWORK CORPORATION

Communications Group, Inc. ("NorthPoint"). In July 1999 the Company purchased approximately $5.0 million of Series A Convertible Preferred Stock from Register.com, Inc. ("Register.com"). In August 1999 the Company purchased approximately $2.0 million of Series B Preferred Stock from Asia Online, Ltd. ("Asia Online"). In October 1999 the Company purchased approximately $5.0 million of Series C Preferred Stock from Corio, Inc. ("Corio"). Long term investments are recorded at cost.

 Property and Equipment

   Property and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets as follows: computer and telecommunications equipment: three to five years; purchased software: three to five years; furniture and fixtures: eight to ten years; and leasehold improvements: the shorter of the remaining term of the related leases or the estimated economic useful lives of the improvements. Equipment under capital leases is amortized over the shorter of the expected useful life or the related lease term (see Note 3). Depreciation expense for the years ended December 31, 1997, 1998 and 1999 was approximately $16,852,000, $24,442,000 and $28,404,000 respectively.

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

 Advertising Costs

   The Company expenses the costs of advertising as incurred except for direct-response advertising costs meeting certain specific criteria. To date, no direct-response advertising costs have been capitalized. Advertising expense for the years ended December 31, 1997, 1998 and 1999 were approximately $1,532,000, $2,737,000 and $9,854,500, respectively.

 Income Taxes

   The Company accounts for income taxes using the liability method in accordance with Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes" (FAS 109).

 Basic and Diluted Net Loss Per Share

   Basic and diluted net loss per share have been computed in accordance with the Financial Accounting Standards Board Statement No. 128, "Earnings Per Share."

                        CONCENTRIC NETWORK CORPORATION

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

   Pro forma net loss per share gives effect, even if antidilutive, to common equivalent shares from convertible preferred shares that were automatically converted to common shares upon the closing of the Company's initial public offering (using the as-if-converted method). The following table sets forth the computation of basic and diluted loss per share, on a historical and pro forma basis:

                                                     Twelve Months Ended
                                                        December 31,
                                                 -----------------------------
                                                   1997      1998      1999
                                                 --------  --------  ---------
                                                  (In thousands, except per
                                                         share data)
Numerator:
Net loss before extraordinary item ............  $(55,582) $(85,148) $ (85,085)
Extraordinary gain on early retirement of debt
 ..............................................       --      3,042        --
                                                 --------  --------  ---------
Net loss ......................................   (55,582)  (82,106)   (85,085)
                                                 ========  ========  =========
Preferred stock dividends and accretion .......       --    (11,958)   (26,697)
                                                 --------  --------  ---------
Numerator for basic and diluted loss per share
 ..............................................  $(55,582) $(94,064) $(111,782)
                                                 ========  ========  =========
Denominator:
Denominator for basic and diluted earnings per
 share--weighted average shares (historical) ..    13,330    29,094     40,473
                                                 ========  ========  =========
Adjustments to reflect the effect of the
 assumed conversion of convertible preferred
 stock from the date of issuance ..............     6,414
                                                 ========
Denominator for basic and diluted earnings per
 share--weighted average shares (pro forma) ...    19,744
                                                 ========
Basic and diluted net loss per share
 (historical):
  Loss before extraordinary item ..............  $  (4.17) $  (2.93) $   (2.10)
                                                 --------  --------  ---------
  Extraordinary gain ..........................       --        .11        --
                                                 --------  --------  ---------
  Net loss ....................................     (4.17)    (2.82)     (2.10)
                                                 ========  ========  =========
  Preferred stock dividends and accretion .....       --       (.41)      (.66)
                                                 --------  --------  ---------
  Net loss attributable to common stockholders
   ............................................  $  (4.17) $  (3.23) $   (2.76)
                                                 ========  ========  =========
Basic and diluted net loss per share (pro
 forma) .......................................  $  (2.82)
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

                        CONCENTRIC NETWORK CORPORATION

 Long-Lived Assets

   In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company continually reviews long-lived assets to assess recoverability based upon undiscounted cash flow analysis. Impairments, if any, are recognized in operating results in the period in which a permanent diminution in value is determined.

 Customer Concentrations

   The Company currently derives a substantial portion of its total revenue from a single customer. For the years ended December 31, 1997, 1998 and 1999, revenue from WebTV Networks, Inc. represented approximately 33.4%, 26.8% and 25.2%, respectively, of the Company's total revenue.

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

 Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. FAS 133, as recently amended, is effective for fiscal years beginning after June 15, 2000. The Company believes the adoption of FAS 133 will not have a material effect on the Company's financial position or results of operations.

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements of all public registrants. Any change in the Company's revenue recognition policy resulting from the interpretation of SAB 101 would be reported as a change in accounting principle in the quarter ending March 31, 2000. While the Company has not fully assessed the impact of the adoption of SAB 101, it believes that implementation of SAB 101 will not have a material adverse impact on its existing revenue recognition policies or its reported results of operations for the year ending December 31, 2000.

                        CONCENTRIC NETWORK CORPORATION

2. Cash, Cash Equivalents, Short Term Investments and Restricted Cash

   The following table summarizes the Company's available-for-sale securities at amortized cost, which approximates fair value, as of December 31, 1999 (in thousands):

   U.S. Treasury securities ........................................... $26,113
   U.S. Corporate securities ..........................................  53,982
                                                                        -------
   Total included in short-term investments ........................... $80,095
                                                                        =======

   The Company's U.S. Corporate securities include commercial paper. The Company's cash equivalents and short term investments have generally been held until maturity. The Company's cash and cash equivalents at December 31, 1999 consisted primarily of money market funds.

   Restricted cash at December 31, 1999 consisted of $18.8 million of funds held in escrow to pay interest relating to the Company's 12 3/4% Senior Notes and $125.3 million of funds held in escrow for the pending acquisition of Internet Technology Group, Plc in February 2000.

3. Commitments

 Operating Leases

   The Company has an agreement with a related party through which such related party makes available the premises at which the Company's POP sites throughout the United States are located. POP sites are locations where certain telecommunications switching and related equipment are installed. This agreement expires in December 2000, and the amount of the payments is based, among other things, on the number of POP sites maintained by the Company, subject to certain minimums. Costs of approximately $1,326,000, $1,267,000 and $1,304,000 were incurred during the years ended December 31, 1997, 1998 and 1999, respectively, for these facilities. Additionally, the Company has agreements with three telecommunications companies to locate POP sites and certain of such equipment at their facilities. Costs of approximately $1,246,000 and $1,372,000 were incurred during the years ended December 31, 1998 and 1999, respectively, for these facilities. The expiration dates associated with these agreements range from December 1999 to January 2002.

   The Company leases its facilities and certain office equipment under non-cancelable operating leases which expire at various dates through May 2012. Total rent expense for all operating leases was approximately $2,418,000, $4,743,000 and $7,967,000 for the years ended December 31, 1997, 1998 and
1999, respectively.

   Future minimum lease commitments for all noncancelable operating leases with initial terms of one year or more consists of the following at December 31, 1999 are (in thousands):

   2000................................................................. $ 8,543
   2001.................................................................   8,408
   2002.................................................................   6,519
   2003.................................................................   5,343
   2004.................................................................   4,677
   Thereafter...........................................................   7,661
                                                                         -------
     Total.............................................................. $41,151
                                                                         =======

                        CONCENTRIC NETWORK CORPORATION

 Capital Leases

   In August 1994, the Company entered into a master lease agreement under which a related party began installing networking equipment at the Company's POP sites and data center. This agreement became effective upon installation and acceptance by the Company on March 31, 1995. The lease provides for monthly payments for terms of 48 or 60 months, depending upon the type of equipment. The Company has continued to install equipment under the terms of this agreement, resulting in a monthly payment of approximately $1,443,000, $536,000 and $472,000 at December 31, 1997, 1998 and 1999, respectively. In
March 1998, the Company retired a portion of the capital lease obligations to the related party. The Company paid $24,750,000 for the extinguishment of the debt. The Company recognized an extraordinary gain of $3,042,000 in connection with this transaction. Subsequent to March 1998, the related party sold its stockholdings in the Company and is no longer considered a related party.

   Assets capitalized under capital leases totaled approximately $28,068,000 and $42,018,000 at December 31, 1998 and 1999, respectively, and are included in computer and telecommunications equipment. Accumulated amortization for assets capitalized under capital leases totaled approximately $8,356,000 and $14,821,000 at December 31, 1998 and 1999, respectively. Amortization of leased assets is included in depreciation and amortization expense. The Company has granted a security interest in all equipment under capital lease agreements. Future minimum lease payments under capital lease obligations at December 31, 1999 are as follows (in thousands):

   2000................................................................ $ 7,259
   2001................................................................   4,921
   2002................................................................   2,388
   2003................................................................     618
                                                                        -------
     Total minimum lease payments......................................  15,186
   Less amount representing interest...................................   1,974
                                                                        -------
   Present value of net minimum lease payments.........................  13,212
   Less current portion of capital leases..............................   6,438
                                                                        -------
   Long-term portion of capital leases................................. $ 6,774
                                                                        =======

 Other

   The Company has a noncancelable service agreement with MCI for the utilization of its ATM telecommunications network. The agreement provides for minimum payments to MCI of approximately $1,200,000 per year over its term, expiring three years after the end of an initial ramp up period but no later than June 2000. The Company also has a noncancelable telecommunications service agreement with MCI for other services, including dedicated access and 800 service, that provides for minimum payments of approximately $8,500,000 over the term of the agreement, which expired in June 1998. The Company had incurred expenses, through the life of the agreement, of approximately $8,100,000 and $4,143,000 for the years ended December 31, 1997 and 1998, respectively, related to these other services. The agreement was renewed in August 1998 and provides for minimum payments of $6.0 million per year over its term, expiring July 2000. The Company incurred expenses of approximately $3,042,000 related to the new agreement for the five month period ended December 31, 1998 and approximately $9,461,000 for the year ended December 31, 1999.

   In November 1995, the Company entered into a two-year service agreement under which a third party provided substantially all of the network analysis and deployment and maintenance of POP sites. In 1997, the third party was purchased by Williams Communications Group, Inc. ("Williams"), a stockholder of the

                        CONCENTRIC NETWORK CORPORATION

Company, and the agreement was extended to December 31, 2000. The Company will reimburse Williams for its employee compensation and direct costs for services provided. Related party payments to Williams for these services were approximately $1,884,000, $4,848,000 and $6,460,000 for the years ended December 31, 1997, 1998 and 1999, respectively. At the end of the agreement, Williams is obligated to transfer to the Company those personnel, resources, and facilities used to support the Company's network analysis, POP site deployment, and maintenance.

   In August 1997, the Company entered into a five-year service and equipment agreement under which Williams, a related party, will provide telecommunication services and equipment. The agreement provides for minimum payments as follows: $1.2 million in 1998, $2.5 million in 1999, $7.0 million in 2000, $6.5 million in 2001 and $4.0 million in 2002. At the election of Williams, $2.0 million of the minimum payments may be paid by the issuance of common stock of the Company at the then-current fair market value. The Company made payments of approximately $4.8 million for the year ended December 31, 1998 related to this agreement, of which approximately $4.3 million related to the purchase of equipment from Williams. For the year ended December 31, 1999, payments were approximately $24.9 million, of which approximately $16.5 million related to the purchase of equipment.

   In June 1999, the Company signed an agreement through which Microsoft Corporation ("Microsoft") will provide services to certain of the Company's customers and the Company will purchase $7.5 million worth of advertising during the term of the three year agreement. The Company made payments of approximately $1.6 million to Microsoft during the year ended December 31, 1999 for services related to this agreement.

4. Convertible Debentures and Notes Payable

 Notes Payable

   In December 1997, the Company issued 150,000 units (collectively, the Units), each consisting of $1,000 principal amount of 12 3/4% Senior Notes (the 12 3/4% Senior Notes) due 2007 and one warrant (a Warrant), each Warrant entitling the holder thereof to purchase 12.68 shares of common stock at $5.43 per share and such Warrants expire on December 15, 2007 (see Note 7) for aggregate cash proceeds of $150,000,000. Approximately $52,525,000 of the cash proceeds was placed in a escrow account to fund the first six interest payments in accordance with the Senior Note agreement which is classified as restricted cash. As of December 31, 1999, the Company had $18,752,000 remaining in the escrow account restricted for future interest payments.

   The Warrants resulted in the right of the holders to purchase 1,902,216 shares of the Company's common stock. The Company deemed the fair value of the warrants, using the Black-Scholes method, to be approximately $4,440,000 which was recorded as a discount on the 12 3/4% Senior Notes. The discount is being amortized as interest expense over the term of the 12 3/4% Senior Notes. Amortization expense was $17,000, $444,000 and $444,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

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

                        CONCENTRIC NETWORK CORPORATION

   In connection with the issuance of the 12 3/4% Senior Notes, the Company incurred approximately $5,300,000 of debt issuance costs which are classified as other assets. These costs are being amortized as interest expense over the term of the 12 3/4% Senior Notes. Amortization expense was $526,000 and $537,000 for the years ended December 31, 1998 and 1999, respectively.

5. Common Stock Subject to Rescission

   In August 1993, the Company commenced sales of convertible debentures and certain additional shares of its common stock. Through March 31, 1995, sales of convertible debentures aggregated $4,260,000, and issuance of common stock aggregated $890,000. The sale of common stock and sale of and/or conversion of debentures into common stock was not made pursuant to a registration statement filed under the Securities Act of 1933 (the Act) or any filings pursuant to the laws of any of the states in which such sales occurred (State Blue Sky
Laws). Although at the time the Company believed the sale and conversion, if applicable, of these securities was exempt from the provisions of the Act and applicable State Blue Sky Laws, it appears that the appropriate exemptions may not have been available. As a result, on September 30, 1997, the Company made rescission offers (the "Rescission Offer") to certain purchasers of these securities who are entitled to a return of the consideration paid for their stock or debentures. As such, these shares have been classified as common stock subject to rescission in the accompanying financial statements. Additionally, options issued pursuant to the Company's 1995 Stock Incentive Plan to Employees and Consultants and non-plan options were issued in various states for which the Company may not have had an available exemption under state laws. Such options are potentially subject to rescission and the Company has included them in the Rescission Offer. As of December 31, 1997, statutes of limitations under federal and state securities laws applicable to the shares which may have been issued without securities laws exemptions have lapsed and the Rescission Offer had expired. Pursuant to the Rescission Offer, the Company offered to rescind the issuance of shares and options as to which the applicable statute of limitations had not run. There can be no assurances that the Company will not otherwise be subject to additional liabilities with respect to such issuances. The Company repurchased 64,846 shares of Common Stock subject to the Rescission Offer for $548,000 and paid related interest charges of $125,000. Based upon the above, the Company has reclassified the remaining rescission liability and shares into stockholders' equity.

6. Stockholders' Equity

   All share and per share information presented herein, except as noted, has been retroactively restated to reflect a two-for-one stock split of the Company's common stock on May 21, 1999, paid in the form of a stock dividend, to holders of record on April 30, 1999.

 Public Offering

   In February 1999 the Company effected a public offering of its common stock. The Company issued and sold 11,322,000 shares at $11.13 for net proceeds of approximately $119.4 million. Certain selling stockholders exercised warrants to purchase directly from the Company 3,200,000 shares of common stock having an aggregate purchase price of approximately $10.2 million, which shares were also registered and sold in the public offering by such stockholders.

 SBC Financing Agreement

   In January 1999 SBC Communications Inc. purchased 1,613,358 shares of common stock for an aggregate purchase price of approximately $19.5 million pursuant to an agreement reached between the two companies in October 1998. In connection with the agreement, the Company issued to SBC a warrant to purchase an additional 1,813,358 shares. The warrant expires three years from the date of issuance and is exercisable at $10.50 per share.

                        CONCENTRIC NETWORK CORPORATION

The Company deemed the fair market value of the warrant, using the Black-Scholes method, to be $1.9 million which is being amortized as a marketing cost over the life of the agreement. Amortization for the year ended December 31, 1999 was approximately $633,000.

 TMI Warrant

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

 Redeemable Exchangeable Preferred Stock

   In June 1998, the Company completed a $150 million private placement of 13 1/2% Series A Senior Redeemable Exchangeable Preferred Stock due 2010 (Series A Preferred). In September 1998, the Company issued 154,657 shares of its 13 1/2% Series B Senior Redeemable Exchangeable Preferred Stock due 2010
(Series B Preferred) in exchange for all outstanding shares of the Series A Preferred pursuant to a registered exchange offer. Each share of Series B Preferred has a liquidation preference of $1,000 per share. Dividends on the Series B Preferred accrue at a rate of 13 1/2% per annum of the liquidation preference thereof and are payable quarterly in arrears commencing on September 1, 1998. Dividends are payable in cash, except that on each dividend payment date occurring on or prior to June 1, 2003, dividends may be paid, at the Company's option, by the issuance of additional shares of Series B Preferred having an aggregate liquidation preference equal to the amount of such dividends. For the years ended December 31, 1998 and 1999, the Company issued a total of 9,865 and 22,683 shares, respectively, of Series B Preferred Stock as payment of the quarterly dividends. Series B Preferred Stock has no voting rights.

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

   The Company is accreting the Series B Preferred to its liquidation preference through the due date of the Series B Preferred. The accretion for the years ended December 31, 1998 and 1999 was approximately $11.7 million and $22.9 million, respectively. In connection with the issuance of Series A Preferred and Series B Preferred, the Company incurred approximately $5.9 million of issuance costs. These costs are being accreted over 12 years which amounted to $282,000 for the year ended December 31, 1998 and $487, 900 for the year ended December 31, 1999.

                        CONCENTRIC NETWORK CORPORATION

 Convertible Redeemable Preferred Stock

   In June 1999, the Company issued 50,000 shares of Series C 7% Convertible Redeemable Preferred Stock due 2010 ("Series C Preferred") to Microsoft Corporation ("Microsoft") for $50 million. Each share of Series C Preferred has a liquidation preference of $1,000 per share. Dividends on the Series C Preferred accrue at the rate of 7% per annum of the liquidation preference thereof and are payable quarterly in arrears commencing on September 1, 1999. Dividends are payable in cash, except that on each dividend payment date dividends may be paid, at the Company's option, by the issuance of additional shares of Series C Preferred having an aggregate liquidation preference equal to the amount of such dividends. For the year ended December 31, 1999, the Company issued a total of 1,478 shares of Series C Preferred Stock as payment of the quarterly dividends.

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

   The Company is accreting the Series C Preferred to its liquidation preference through the due date of the Series C Preferred. The accretion for the year ended December 31, 1999 was approximately $1.8 million.

   In conjunction with the Series C Preferred issuance, the Company issued a warrant to Microsoft to purchase 500,000 shares of its common stock. The warrant expires four years from the date of issuance and is exercisable at $33.27 per share. The Company deemed the fair market value of the warrants, using the Black-Scholes model, to be approximately $11.9 million and is accreting this value over four years. Accretion for the year ended December 31, 1999 was approximately $1.5 million.

 Consent Agreements

   In July 1999, the Company solicited and received consents of more than a majority of the Company's outstanding 12 3/4% Senior Notes due 2007 ("12 3/4% Senior Notes") and the outstanding 13 1/2% Series B Redeemable Exchangeable Preferred Stock due 2010 ("Series B Preferred"). The consents allow the Company to increase its permitted investments under the Indenture relating to the 12 3/4% Senior Notes and the Certificate of Designation relating to the Series B Preferred. In August, the Company paid consent fees of approximately $3.8 million to the holders who delivered consents prior to the expiration date of such consents. Amortization related to the consent fees was immaterial for the year ended December 31, 1999.

 Stock Option Plans

   1995 Stock Incentive Plan for Employees and Consultants. The Company's 1995 Stock Incentive Plan for Employees and Consultants (the 1995 Plan) provided for the granting to employees of incentive stock options and for the granting to employees and consultants of nonstatutory stock options, stock appreciation rights (SARs) and restricted stock awards (RSAs). No SARs or RSAs have been granted under the 1995 Plan. The 1995 Plan was terminated effective October 4, 1996. As of December 31, 1999, options to purchase 81,420 shares of common stock at a weighted exercise price of $1.88 per share were outstanding under the 1995 plan of which 74,237 options were vested.

   Amended and Restated 1996 Stock Plan. The Company's Amended and Restated 1996 Stock Plan (the Restated 1996 Plan) provides for the granting to employees of incentive stock options and for the granting to employees, directors and consultants of nonstatutory stock options and stock purchase rights (Rights). The Restated 1996 Plan has been terminated. As of December 31, 1999, options to purchase 864,154 shares of common stock at a weighted average exercise price of $3.38 per share were outstanding of which 440,356 were vested.

                        CONCENTRIC NETWORK CORPORATION

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

   1997 Stock Plan. The Company's 1997 Stock Plan (the "1997 Plan") provides for the granting to employees of incentive stock options and for the granting to employees, directors and consultants of nonstatutory stock options and stock purchase rights (Rights). The 1997 Plan was approved by the Board of Directors on June 6, 1997 and by the stockholders on June 30, 1997. An amendment increasing the number of shares thereunder from 3,000,000 to 4,500,000 was approved by the Board of Directors on April 10, 1998, and the Stockholders on May 20, 1998. On June 28, 1999 an amendment was approved increasing the number of shares to 6,500,000. Unless terminated sooner, the 1997 Plan will terminate automatically in 2007. Options granted under the 1997 Plan must generally be exercised within three months of the end of optionee's status as an employee, director or consultant of the Company, or within twelve months after such optionee's termination by death or disability, but in no event later than the expiration of the option's term. The exercise price of all incentive stock options granted under the 1997 Plan must be at least equal to the fair market value of the common stock on the date of grant. The exercise price of nonstatutory stock options and Rights granted under the 1997 Plan is determined by the 1997 Plan's Compensation Committee, but with respect to nonstatutory stock options intended to qualify as "performance-based compensation," the exercise price must at least be equal to the fair market value of the common stock on the date of grant. With respect to any participant who owns stock possessing more than 10% of the voting power of all classes of the Company's outstanding capital stock, the exercise price of any incentive stock option granted must equal at least 110% of the fair market value on the grant date and the term of such incentive stock option must not exceed five years. The term of other incentive stock options granted under the 1997 Plan may not exceed ten years. A total of 6,500,000 shares of common stock are currently reserved for issuance pursuant to the 1997 Plan. As of December 31, 1999, options to purchase 5,511,506 shares of common stock at a weighted average exercise price of $9.16 per share were outstanding of which 960,694 were vested, and 288,299 shares of common stock remained available for future grants under the 1997 Plan.

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

   1997 Employee Stock Purchase Plan. The Company's 1997 Employee Stock Purchase Plan (the "1997 Purchase Plan") was approved by the Board of Directors on June 6, 1997 and by the stockholders on June 30, 1997. An amendment increasing the number of shares by 605,876 shares was approved by the Stockholders on May 20, 1998. A total of 1,605,876 shares of common stock are currently reserved for issuance pursuant to the 1997 Plan. The 1997 Purchase Plan, which is intended to qualify under Section 423 of the Internal Revenue Code, consists of 24-month offering periods beginning on the first trading day on or after February 15 and August 15 of each year, except for the first such offering period, which commenced on August 4, 1997 and ended on February 13, 1998. Each offering period contains four six-month purchase periods. Employees are eligible to participate if they are customarily employed by the Company or any designated subsidiary for at least 20 hours per week and more than five months in any calendar year. The 1997 Purchase Plan permits eligible employees to purchase common stock through payroll deductions of up to 10% of an employee's compensation (excluding overtime, shift premium, and other bonuses and incentive compensation), up to a maximum of $25,000 for all

                        CONCENTRIC NETWORK CORPORATION
offering periods ending within the same calendar year. No employee may purchase more than 25,000 shares in any purchase period. The price of stock purchased under the 1997 Purchase Plan is 85% of the lower of the fair market value of the common stock at the beginning of the offering period or at the end of the current purchase period. Employees may end their participation at any time during an offering period, and they will be paid their payroll deductions to date. Participation ends automatically upon termination of employment with the Company. During the years ended December 31, 1998 and 1999, 148,284 shares and 247,007 shares were purchased at weighted average prices of $5.27 and $6.72 per share, respectively.

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

   The Company issued options to purchase 358,600 shares of common stock in December 1996, 80,534 shares of common stock in January 1997, 433,466 shares of common stock in June 1997, and repriced 362,946 options in July 1997. The Company recorded deferred compensation, for financial reporting purposes, of approximately $188,000 in 1996 and $1,303,000 for the year ended December 31, 1997, with respect to such option grants to reflect the difference between the exercise price and the deemed fair value for financial reporting purposes of these shares. Amortization of this deferred compensation was $222,000, $373,000 and $373,000 for the years ended December 31, 1997, 1998 and 1999, respectively. The amortization of this deferred compensation will continue over the four year vesting period of the associated stock options.

   1999 Nonstatutory Stock Option Plan. The Company's 1999 Nonstatutory Stock Option Plan (the "1999 Plan") provides for the granting to employees, directors and consultants of nonstatutory stock options. The 1999 Plan was approved by the Board of Directors in January 1999, and amended in October 1999. Unless terminated sooner, the 1999 Plan will terminate automatically in 2009. A total of 2,050,000 shares of common stock are currently reserved for issuance pursuant to the 1999 Plan. As of December 31, 1999, options to purchase 1,810,500 shares of common stock at a weighted average price of $21.52 per share were outstanding, of which none were vested.

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

   The 1999 Plan provides that in the event of a merger of the Company with or into another corporation, a sale of substantially all of the Company's assets, each option shall be assumed or an equivalent option substituted by the successor corporation. If the outstanding options are not assumed or substituted, the Administrator shall provide for the Optionee to have the right to exercise the option as to all of the optioned stock, including shares

                        CONCENTRIC NETWORK CORPORATION
as to which it would not otherwise be exercisable for a period of fifteen (15) days from the date of such notice, and the option will terminate upon the expiration of such period.

   The following table summarizes stock option activity under all of the
Plans:

                                                      Number of     Price Per
                                                        Shares        Share
                                                      ----------  -------------
   Balance at December 31, 1996 .....................  2,258,004  $1.88-$ 16.50
     Granted.........................................  2,944,676  $ 1.88-$ 5.63
     Exercised.......................................   (129,088) $        1.88
     Canceled........................................   (489,260) $ 1.88-$ 5.63
                                                      ----------
   Balance at December 31, 1997......................  4,584,332  $1.88-$ 15.00
                                                      ==========
     Granted.........................................  3,767,916  $4.94-$ 37.95
     Exercised....................................... (1,223,388) $1.88-$ 10.44
     Canceled........................................   (495,662) $1.88-$ 37.95
                                                      ----------
   Balance at December 31, 1998......................  6,633,198  $1.88-$ 37.95
                                                      ==========
     Granted.........................................  4,788,028  $16.75-$39.75
     Exercised....................................... (1,856,213) $1.88-$ 37.95
     Canceled........................................   (911,329) $1.88-$ 39.75
                                                      ----------
   Balance at December 31, 1999......................  8,653,684  $1.88-$ 39.75
                                                      ==========

   The weighted average fair value of options granted during 1997, 1998 and 1999 was $3.88, $9.96 and $28.88 respectively.

   The following table summarizes information concerning currently outstanding and exercisable options as of December 31, 1999:

                                Options Outstanding        Options Exercisable
                          -------------------------------- --------------------
                                       Weighted
                                        Average
                                       Remaining  Weighted             Weighted
                                      Contractual Average    Number    Average
                            Number       Life     Exercise Exercisable Exercise
   Exercise Prices        Outstanding   (years)    Price   and Vested   Price
   ---------------        ----------- ----------- -------- ----------- --------
   $1.88.................    360,818     6.67      $ 1.88     253,836   $ 1.88
   $3.00.................    343,571     7.37      $ 3.00     172,345   $ 3.00
   $4.43-$4.65...........    322,249     7.48      $ 4.57     169,476   $ 4.58
   $4.94-$5.63...........    696,436     7.86      $ 5.53     235,728   $ 5.54
   $6.50-$16.75..........  3,411,169     8.69      $12.31     714,058   $10.30
   $17.25-$39.75.........  3,519,441     9.53      $28.68      13,304   $22.39
                           ---------                        ---------
   Total.................  8,653,684                        1,558,747
                           =========                        =========

 Stock-Based Compensation

   Pro forma information regarding results of operations and loss per share is required by FAS 123 for awards granted after December 31, 1994 as if the Company had accounted for its stock-based awards to employees under a valuation method permitted by FAS 123. The value of the Company's stock-based awards to employees in 1995 and 1996 was estimated using the minimum value method. Options granted after the Public Offering have been valued using the Black-Scholes option pricing model. Among other things, the Black-Scholes model

                        CONCENTRIC NETWORK CORPORATION
considers the expected volatility of the Company's stock price, determined in accordance with FAS 123, in arriving at an option valuation. The minimum value method does not consider stock price volatility. Further, certain other assumptions necessary to apply the Black-Scholes model may differ significantly from assumptions used in calculating the value of options granted in 1995 and 1996 under the minimum value method.

   The fair value of the Company's stock-based awards to employees was estimated assuming no expected dividends and the following weighted average assumptions:

                                                               1997  1998  1999
                                                               ----  ----  ----
   Expected volatility........................................ .250  .935  1.02
   Expected life of options in years..........................  3.3   3.5   3.5
   Risk-free interest rate....................................  6.0%  5.0%  5.5%
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

                                                 Year Ended December 31,
                                               ------------------------------
                                                 1997      1998       1999
                                               --------  ---------  ---------
   Net loss attributable to common
    stockholders as reported.................. $(55,582) $ (94,064) $(111,782)
   Net loss attributable to common
    stockholders--pro forma................... $(56,224) $(100,030) $(140,280)
   Net loss per share attributable to common
    stockholders-- as reported................ $  (2.82) $   (3.23) $   (2.76)
   Net loss per share attributable to common
    stockholders-- pro forma.................. $  (2.85) $   (3.44) $   (3.47)

7. Warrants to Purchase Common Stock

   In connection with the Company's Public Offering, all of the outstanding warrants to purchase preferred stock were converted to warrants to purchase common stock. The following warrants to purchase shares of the Company's common stock were outstanding at December 31, 1999:

                                                         Warrants Outstanding
                                                      --------------------------
                                                                Weighted
                                                                Average
                                                      Number of Exercise  Year
   Exercise Prices                                     Shares    Price   Expires
   ---------------                                    --------- -------- -------
   $9.75............................................    369,858  $ 9.75   2000
   $10.50-$25.19....................................  1,863,358  $10.89   2001
   $3.00-$34.15.....................................    885,689  $ 3.14   2002
   $33.27...........................................    500,000  $33.27   2003
   $5.43............................................    625,605  $ 5.43   2007
                                                      ---------
                                                      4,244,510
                                                      =========

   The above warrants were issued at various times over the last several years in connection with service agreements, a capital lease agreement, several debt and equity financings and a reseller agreement. The Company has deemed the fair market value of such warrants, using the Black-Scholes method, to be $822,000, $61,000, $5,700,000, $2,623,000 and $1,900,000, respectively. The
Company is amortizing the value of the warrants over

                        CONCENTRIC NETWORK CORPORATION
the term of the related agreements which range from one to ten years. Amortization expense for the years ended December 31, 1997, 1998 and 1999 was $1,720,000, $767,000 and $989,000, respectively. The Company has reserved the amount of shares necessary to meet the exercise of these warrants.

8. Employee Benefit Plans

 Retirement Savings Plan

   The Company maintains a contributory 401(k) plan that covers substantially all employees. The Company contributes $0.30 for every $1.00 contributed by the participant up to a maximum of 1.5% of the participants' compensation. The Company contributed $158,000, $266,000 and $373,000 to the plan during the years ended December 31, 1997, 1998 and 1999, respectively.

9. Income Taxes

   As of December 31, 1999, the Company had federal and state net operating loss carryforwards of approximately $307.0 million and $177.0 million, respectively. The net operating loss carryforwards will expire at various dates beginning in the years 2003 through 2019, if not utilized.

   Significant components of the Company's deferred tax assets and liabilities for federal and state income taxes of December 31, 1998 and 1999 are as follows (in thousands):

                                                              1998      1999
                                                            --------  ---------
   Deferred tax assets:
     Net operating loss carryforwards ..................... $ 85,000  $ 118,000
     Write-off of network equipment .......................    4,000      4,000
     Other, net ...........................................    3,000      5,000
                                                            --------  ---------
   Total deferred tax assets ..............................   92,000    127,000
                                                            --------  ---------
   Deferred tax liabilities:
     Other, net ...........................................    2,000      2,000
                                                            --------  ---------
   Net deferred tax assets ................................   90,000    125,000
   Valuation allowance ....................................  (90,000)  (125,000)
                                                            --------  ---------
                                                            $    --   $     --
                                                            ========  =========

   The Company believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a full valuation allowance has been recorded. These factors include the Company's history of net losses since inception and the fact that the market in which the Company competes is intensely competitive and characterized by rapidly changing technology. The Company believes that, based on the currently available evidence, it is more likely than not that the Company will not generate taxable income through 2000, and possibly beyond, and accordingly will not realize the Company's deferred tax assets through 2000 and possibly beyond. The Company will continue to assess the realizability of the deferred tax assets based on actual and forecasted operating results. In addition, the utilization of net operating losses may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

   In the future, as deferred tax assets are realized, the reversal of the valuation allowance will result in a $1.9 million credit to paid in capital for the tax benefit associated with disqualifying dispositions of stock options or employee stock purchase plan shares.

                        CONCENTRIC NETWORK CORPORATION

   The net valuation allowance increased by approximately $35.0 million in 1999 and $32.0 million in 1998.

10. Related Party Transactions--Other

   A former officer of the Company is a majority shareholder of a vendor of the Company. The Company incurred marketing fees to the vendor totaling $2,600,000, $1,085,000 and $750,000 in the years ended December 31, 1997,
1998, and 1999, respectively.

11. Contingencies

   Concentric has been named as a defendant in a lawsuit filed in New Jersey state court on November 1, 1999. The complaint seeks statutory damages, treble damages, and injunctive relief under the Telephone Consumer Protection Act of 1991 and alleges that, in or about March and June 1999, 9Net Avenue, Inc. ("9Net Avenue") transmitted unsolicited facsimiles advertising its services. The suit has been brought as a purported class action on behalf of all recipients of the allegedly unsolicited faxes. Concentric purchased the assets of 9Net Avenue in October 1999 and plaintiff contends that Concentric has succeeded to any liability 9Net Avenue incurred in connection with the alleged faxes. Concentric intends to vigorously defend the claims against it; however, there can be no guarantee that it will be successful or that this litigation will not have a material adverse impact on its operations. In addition, Concentric has received a subpoena from the New Jersey Attorney General seeking information concerning the alleged transmission of unsolicited facsimile advertising by 9Net Avenue and additional marketing materials distributed by 9Net Avenue.

12. Business Combinations

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

   A summary of the purchase price allocation is as follows (in thousands):

   Current and other assets ........................................... $ 1,348
   Computer and telecommunications equipment ..........................   4,784
   Goodwill ...........................................................   9,496
   Other intangible assets ............................................   3,080
   Write-off of in process technology .................................   5,200
                                                                        -------
     Total purchase price allocation................................... $23,908
                                                                        =======

   Goodwill arising from the acquisition is being amortized on a straight-line basis over 5 years. Other intangible assets include developed technology, assembled workforce and customer lists and are being amortized over their useful lives ranging from two to four years.

   In May 1998, the Company acquired Delta Internet Services, Inc. ("DeltaNet") in a transaction that was accounted for as a pooling of interests. The Company issued approximately 226,000 shares of its common stock to DeltaNet shareholders in exchange for all outstanding DeltaNet shares. The Company also assumed outstanding DeltaNet options and warrants which were converted to options and warrants to purchase approximately 98,000 and 7,000 shares, respectively, of the Company's common stock. The results of operations of DeltaNet for the period from April 1, 1998 through December 31, 1998 and for the entire year 1999 are included in the consolidated results of operations. The Company's historical consolidated financial statements

                        CONCENTRIC NETWORK CORPORATION
prior to the combination have not been restated to reflect the financial results of DeltaNet as these results are not material. The consolidated results of operations for the year ended December 31, 1998 include an acquisition related charge of $1.3 million primarily related to severance costs, reserves for redundant facilities and assets and professional fees.

   In August 1998, the Company acquired all of the outstanding stock of AnaServe, Inc. ("AnaServe"). The transaction was accounted for using the purchase method of accounting. The total purchase price of approximately $13.0 million consisted of a $9.6 million cash payment upon closing and the assumption of approximately $3.4 million of AnaServe's liabilities (including acquisition costs).

   A summary of the purchase price allocation is as follows (in thousands):

   Current and other assets ........................................... $   467
   Computer and telecommunications equipment ..........................     497
   Goodwill ...........................................................  11,630
   Other intangible assets ............................................     416
                                                                        -------
     Total purchase price allocation .................................. $13,010
                                                                        =======

   Goodwill is being amortized over five years. Other intangible assets include developed technology, assembled workforce and customer lists and are being amortized over their useful lives ranging from one to four years.

   In October 1999, the Company acquired all of the outstanding stock of 9Net Avenue, Inc. ("9Net Avenue"). The transaction was accounted for using the purchase method of accounting. The total purchase price of approximately $63.8 million consisted of 2,481,542 shares of Concentric common stock valued at $50.0 million, approximately $800,000 cash payment upon closing and the assumption of approximately $13.0 million of 9Net Avenue's liabilities (including acquisition costs).

   A summary of the purchase price allocation is as follows (in thousands):

   Current and other assets ........................................... $   566
   Computer and telecommunications equipment ..........................   5,171
   Goodwill ...........................................................  58,021
                                                                        -------
     Total purchase price allocation................................... $63,758
                                                                        =======

   Goodwill arising from the acquisition is being amortized on a straight-line basis over 5 years.

   The following unaudited pro forma information represents the combined results of operations as if the acquisitions of InterNex, DeltaNet, AnaServe and 9Net Avenue had occurred as of the beginning of the periods presented and does not purport to be indicative of what would have occurred had the acquisitions been made as of that date or the results which may occur in the future.

                                                   Year ended December 31,
                                                 -----------------------------
                                                   1997      1998      1999
                                                 --------  --------  ---------
                                                  (In thousands, except per
                                                         share data)
   Pro forma net revenues .....................  $ 61,908  $ 92,281  $ 153,737
   Pro forma net loss attributable to common
    stockholders ..............................   (74,049)  (99,640)  (121,486)
   Pro forma net loss per share attributable to
    common stockholders........................     (3.75)    (3.42)     (3.00)

                        CONCENTRIC NETWORK CORPORATION

   The pro forma results include the historical operations of the Company and the historical operations of the acquired businesses adjusted to reflect certain pro forma adjustments. The pro forma results do not include the write-off in 1998 of purchased research and development of $5.2 million since it is considered a non-recurring adjustment.

13. Subsequent Event

 Equity Investment

   In February 2000, the Company sold all of its investment in Covad Communications Group, Inc. for approximately $70.8 million. The Company will record a gain on the sale of this asset of $60.8 million in the first quarter of 2000.

   In March 2000, the Company purchased approximately $5.0 million of Series C Preferred stock from Asia OnLine, Inc. ("Asia OnLine"). The Company will continue to record this investment at cost as the Company does not have significant influence over Asia OnLine.

 Merger

   In January 2000 the Company announced that it agreed to be acquired by NEXTLINK, a provider of a variety of voice services and high speed Internet Access to the business market. In this transaction, both NEXTLINK and Concentric will merge into a newly-formed company, to be renamed NEXTLINK Communications, Inc., which will assume all of Concentric's and NEXTLINK's outstanding debt obligations. In the transaction, each outstanding share of NEXTLINK's Class A common stock and Class B common stock would be converted into one share of Class A common stock or Class B common stock, as applicable, of the corporation surviving the merger, which stock will be substantially identical to NEXTLINK's Class A and Class B common stock. In addition, each outstanding share of Concentric's common stock would be converted into 0.495 of a share of Class A common stock of the surviving corporation, unless the trading price of Class A common stock at the effective time is less than or equal to $90.91, in which case each outstanding share would be converted into $45.00 of Class A common stock of the surviving corporation (based on the trading price of NEXTLINK's Class A common stock prior to the effective time). If at the effective time NEXTLINK's average stock price is less than $69.23, each outstanding share of Concentric's common stock would covert into 0.650 of a share of Class A common stock of the surviving corporation. The transaction is subject to approval of Concentric stockholders and other customary closing conditions, and is expected to close in the second quarter of 2000.

 Acquisition

   In February 2000 the Company acquired Internet Technology Group, Plc, a provider of Internet access for consumers and dedicated access and hosting for businesses in the UK and Europe. The transaction is valued at approximately $217.0 million, consisting of 50% cash and 50% Concentric stock.

 Stock Issuance

   In January 2000 Williams Communications Group, Inc., a stockholder of the Company, elected to receive 70,746 shares of common stock of the Company valued at $2.0 million in lieu of payment pursuant to an August 1997 service and equipment agreement.

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

 Exhibit
 Number                               Exhibit Title
 -------                              -------------
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

 Exhibit
 Number                               Exhibit Title
 -------                              -------------
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

 10.20* Lease Agreement Number CON04C between Concentric Network Corporation and Racal-Datacom, Inc., dated June 26, 1996. (Incorporated by reference from Registrant's Registration Statement on Form S-1 (File
          No. 333-27241), as amended, declared effective by the SEC on July 31,
          1997).

 10.21*  Master On-site Maintenance Plan Agreement Number CON02C Between
          Concentric Research Corporation and Racal-Datacom, Inc., dated August
          24, 1994. (Incorporated by reference from Registrant's Registration
          Statement on Form S-1 (File No. 333-27241), as amended, declared effective by the SEC on July 31, 1997).

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
          (File No. 333- 27241), as amended, declared effective by the SEC on July 31, 1997).

 Exhibit
 Number                               Exhibit Title
 -------                              -------------
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

 Exhibit
 Number                               Exhibit Title
 -------                              -------------
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

 10.50 Form of 1999 Non-Statutory Stock Option Plan. (Incorporated by reference from Registrant's Annual Report on Form 10-KA for the fiscal year ended December 31, 1998).

 10.51* Definitive Agreement between SBC Operations, Inc. and the Registrant, dated April 1, 1999. (Incorporated by reference from Registrant's
          Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed with the SEC on August 14, 1999).

 10.52* WebTV 2000 Pricing Term Sheet, dated June 18, 1999, between WebTV and the Registrant. (Incorporated by reference from Registrant's
          Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed with the SEC on August 14, 1999).

 10.53*  Agreement, dated June 18, 1999, between Microsoft Corporation and the
          Registrant. (Incorporated by reference from Registrant's Quarterly
          Report on Form 10-Q for the quarter ended June 30, 1999, filed with the SEC on August 14, 1999).

 10.54 Sublease agreement, dated September 1999 between the Registrant and Raytheon Company.

 10.55   Lease agreement, dated May 26, 1999 between the Registrant and Haseko
          Management, Inc.

 10.56   Sublease agreement, dated December 22, 1999 between the Registrant and
          Williams Communications, Inc.

 10.57   Lease agreement, dated December 15, 1999 between the Registrant and
          SSP Associates, Inc.

 21.1    List of Subsidiaries.

 23.1    Consent of Ernst & Young LLP, Independent Auditors.

 24.1+   Power of Attorney (see signature page).

 27.1    Financial Data Schedule.

--------
* Certain information in this exhibit was omitted and filed separately with the SEC pursuant to a confidential treatment request.

+  Previously filed.

   (b) Reports on Form 8-K.

   The Company filed a Current Report on Form 8-K dated October 22, 1999 to report under Item 5 the acquisition of substantially all of the assets of 9Net Avenue, Inc. for approximately $51.8 million and the assumption of approximately $9.9 million of liabilities.

   The Company filed a Current Report on Form 8-K dated January 12, 2000 to report under Item 5 the Agreement and Plan of Merger and Share Exchange Agreement under which each share of Concentric stock shall be exchanged for a fractional share of common stock of NEXTLINK Communications, Inc.

   The Company filed a Current Report on Form 8-K dated February 14, 2000 to report under Item 2 the acquisition of all of the outstanding capital stock of Internet Technology Group for approximately $115.4 million in cash and 4,728,130 shares of Concentric common stock.

   (c) Exhibits.

    See item 14(a)(3) above.

   (d) Financial Statement Schedules.

    Schedule II--Valuation and Qualifying Accounts

                                  Balance  Additions   Deductions
                                    at     Charge to  Uncollectable Balance at
                                 Beginning  Costs &     Accounts      End of
Description                      of Period  Expenses   Written Off    Period
-----------                      --------- ---------- ------------- ----------
For the period ended December
 31, 1999 ...................... $990,354  $1,021,572   $593,307    $1,418,619
For the period ended December
 31, 1998 ......................   80,049   1,455,356    545,051       990,354
For the period ended December
 31, 1997 ......................   56,000      40,000     15,951        80,049

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

Date: March 29, 2000                      CONCENTRIC NETWORK CORPORATION

                                                 /s/ Henry R. Nothhaft
                                          By: _________________________________
                                                     Henry R. Nothhaft
                                               President and Chief Executive
                                                           Officer

                               POWER OF ATTORNEY

   KNOW ALL PERSONS BY THESES PRESENTS, that each person whose signature appears below constitutes and appoints Henry R. Nothhaft and Michael F. Anthofer and each of them singly, as true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign this Annual Report on Form 10-K filed herewith and any or all amendments to said report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission granting unto said attorneys-in-fact and agents the full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his substitute, may lawfully do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

             Signature                           Title                  Date
             ---------                           -----                  ----

     /s/ Henry R. Nothhaft           President and Chief           March 29, 2000
____________________________________  Executive Officer
         Henry R. Nothhaft            (Principal Executive
                                      Officer), Director,
                                      Chairman of the Board

    /s/ Michael F. Anthofer          Chief Financial Officer       March 29, 2000
____________________________________  (Principal Financial and
        Michael F. Anthofer           Accounting Officer)

        /s/ Vinod Khosla             Director                      March 29, 2000
____________________________________
            Vinod Khosla

                                     Director
____________________________________
            Franco Regis

                                     Director
____________________________________
             Randy Katz

       /s/ Peter C. Waal             Director                      March 29, 2000
____________________________________
           Peter C. Waal

   /s/ Henry R. Nothhaft
*By: __________________________
       Henry R. Nothhaft
           Director
        March 29, 2000