Form 10-K405/A
period 1999-12-31
CONCENTRIC NETWORK CORP
filed 2000-04-26
CIK 1007304

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ---------------

                             AMENDMENT NO. 1

                                    TO
                                   FORM 10-K

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

                               ---------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on April 20, 2000 as reported on the National Market of The Nasdaq Stock Market, was approximately $1,436,259,008. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of April 20, 2000, registrant had outstanding 51,756,875 shares of Common Stock.


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                             EXPLANATORY NOTE

   The purpose of this Amendment No. 1 to Form 10-K is solely to file certain information in Part III that was previously incorporated by reference from the Registrant's Proxy Statement for its Annual Meeting of Stockholders, and to update certain price and stockholder information in Item 5 of Part II.

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
   Fiscal Year Ended December 31, 2000:
     First Quarter (through March 17, 2000)...................... $57.44 $28.25

   On April 20, 2000, the last reported sale price for our common stock on the Nasdaq National Market was $40.9375 per share. As of April 20, 2000, there were approximately 2,500 holders of record and the Company estimates over 24,000 beneficial owners of the common stock.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE COMPANY

Executive Officers, Directors and Senior Management

   The following table sets forth certain information as of December 31, 1999, with respect to the executive officers and directors of the Company, as well as certain members of its senior management.

   Name                   Age                      Position
   ----                   ---                      --------
   Henry R. Nothhaft.....  55 Chairman, President, Chief Executive Officer and
                               Director
   John K. Peters........  51 Executive Vice President, Corporate Strategy and
                               Business Development
   Michael F. Anthofer...  47 Senior Vice President and Chief Financial Officer
   Eileen A. Curtis......  51 Senior Vice President of Customer Relations
   William C. Etheredge..  53 Senior Vice President of Sales
   Mark W. Fisher........  39 Senior Vice President of Marketing
   Les Hamilton..........  55 Senior Vice President of Network Operations and
                               Engineering
   Donn Dobkin...........  38 Vice President, Engineering Products and Systems
   James L. Isaacs.......  39 Vice President of Business Development
   Randy H. Katz(1)......  44 Director
   Vinod Khosla(2).......  45 Director
   Franco Regis(1).......  43 Director
   Peter C. Waal(2)......  67 Director

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


Board Meetings and Committees

   The Board of Directors held a total of 15 meetings (including regularly scheduled and special meetings) during fiscal 1999. No incumbent director during the last fiscal year, while a member of the Board of Directors, attended fewer than 75% of the aggregate of (i) the total number of meetings of the Board of Directors and (ii) the total number of meetings held by all committees on which such director served.

   The Board of Directors of the Company has two standing committees: an Audit Committee and a Compensation Committee. It does not have a nominating committee or a committee performing the functions of a nominating committee.

   The Audit Committee, which currently consists of Messrs. Regis and Katz, is responsible for monitoring the corporate financial reporting and the external audits of the Company, reviewing and approving material accounting policy changes, monitoring internal accounting controls, recommending engagement of independent auditors, reviewing related-party transactions and performing other duties as prescribed by the Board of Directors. The Audit Committee did not meet during fiscal 1999.

   The Compensation Committee, which currently consists of Messrs. Khosla and Waal is responsible for reviewing and approving the compensation and benefits for the Company's officers, directors, consultants, and other employees, administering the Company's stock purchase and stock option plans, and making recommendations to the Board of Directors regarding such matters. The Compensation Committee held no meetings during fiscal 1999.

ITEM 11. EXECUTIVE COMPENSATION

                        EXECUTIVE OFFICER COMPENSATION

Summary Compensation Table

   The following table sets forth certain information concerning total compensation received by the Chief Executive Officer and each of the four most highly compensated executive officers whose salary plus bonus exceeded $100,000 during the last fiscal year for services rendered to the Company in all capacities during the last three fiscal years. Mr. Etheredge was hired in March 1997 and Mr. Hamilton was hired in April 1999.

                                       Annual Compensation                Long-Term Compensation
                                ------------------------------------- --------------------------------
Name and Principal       Fiscal                        Other Annual   Stock Option      All Other
Position                  Year  Salary($) Bonus($)    Compensation($)   Grant(#)    Compensation(1)($)
------------------       ------ --------- --------    --------------- ------------  ------------------
Henry R. Nothhaft.......  1999  $356,539  $25,782        $166,800(2)    690,000           $8,085
 President, Chief
  Executive               1998   288,942    2,296          24,000(3)    148,000            6,084
 Officer and Chairman of  1997   214,231       --              --       249,332(4)         2,162
 the Board

Michael F. Anthofer.....  1999   206,932   10,000          47,149(2)    140,000            4,073
 Senior Vice President
 and                      1998   204,903    1,124          10,000(3)     40,000            3,847
 Chief Financial Officer  1997   185,500       --              --       146,666            1,027

William C. Etheredge....  1999   178,654    1,936         123,038(5)     60,000            4,306
 Senior Vice President
 of Sales                 1998   175,577    1,921         109,234(5)     30,000            4,228
                          1997   106,731       --          50,000(5)    150,000            1,052

Les Hamilton............  1999   165,000   94,050(6)       56,263(7)    220,000            3,377
 Senior Vice President
 of                       1998        --       --              --            --               --
 Network Operations and   1997        --       --              --            --               --
 Engineering

John K. Peters..........  1999   253,569   15,000          65,052(2)    200,000            5,199
 Executive Vice           1998   248,631       --          15,000(3)    115,400            5,511
 President and
 General Manager,         1997   201,346       --              --       206,932(4)            --
 Network Services
 Applications Division

--------

(1) Reflects Company contributions to an employee 401(k) plan and term life insurance premiums paid by the Company.

(2) Bonus earned in 1999, but not paid until 2000.

(3) Bonus earned in 1998, but not paid until 1999.

(4) Includes certain options that were granted at higher fair market values earlier in February 1997 and repriced by amendment in July 1997 to reflect fair market values at that time.

(5) Reflects sales commissions.

(6) Reflects a "signing" bonus paid in 1999.

(7) Includes $13,451 in relocation expense reimbursement, and $42,812 in the form of a bonus earned in 1999, but not paid until 2000.

Option Grants in Last Fiscal Year

   The following table shows, as to each of the officers named in the Summary Compensation Table, information concerning stock options granted during the fiscal year ended December 31, 1999.

                                                       Individual Grants
                         -----------------------------------------------------------------------------
                                        Percent
                                       of Total             Market               Potential Realizable
                                        Options            Price of                Value of Assumed
                           Number of    Granted           Securities            Annual Rates of Stock
                          Securities      to     Exercise Underlying            Price Appreciation for
                          Underlying   Employees  Price   Options on              Options Term(2)($)
                            Options       in       Per     Date of   Expiration ----------------------
          Name           Granted(1)(#)  1999(%)  Share($)  Grant($)     Date        5%         10%
          ----           ------------- --------- -------- ---------- ---------- ---------- -----------
Henry R. Nothhaft.......    190,000      4.29%    $16.75    $16.75    1/22/09   $2,001,457 $ 5,072,085
                            200,000      4.52      35.02     35.02    4/20/09    4,404,237  11,161,202
                              2,530       .06      39.50     39.50     5/6/09       62,848     159,270
                            297,470      6.72      39.50     39.50     5/6/09    7,389,553  18,726,578


Michael F. Anthofer.....     90,000      2.03      16.75     16.75    1/22/09      948,059   2,402,567
                              4,911       .11      26.63     26.63    7/28/09       82,232     208,390
                             45,089      1.02      26.63     26.63    7/28/09      754,985   1,913,279


William C. Etheredge....     20,000       .45      16.75     16.75    1/22/09      210,680     533,904
                              5,562       .12      26.63     26.63    7/28/09       93,132     236,015
                             34,438       .78      26.63     26.63    7/28/09      576,641   1,461,321


Leslie R. Hamilton......    200,000      4.52      25.59     25.59     3/9/09    3,219,161   8,157,985
                             10,000       .22      26.63     26.63    7/28/09      167,443     424,334
                              6,291       .14      17.25     17.25    10/7/09       68,247     172,953
                              3,709       .08      17.25     17.25    10/7/09       40,237     101,968


John K. Peters..........    140,000      3.16      16.75     16.75    1/22/09    1,474,758   3,737,326
                              3,755       .08      26.63     26.63    7/28/09       62,875     159,337
                             56,245      1.27      26.63     26.63    7/28/09      941,784   2,386,666

--------

(1) Options vest with respect to 25% of the shares on the first anniversary date of grant and the remaining 75% vests monthly over the succeeding three years.

(2) Potential Realizable Value is based on the assumption that the Common Stock of the Company appreciates at the annual rate shown (compounded annually) from the date of grant until the expiration of the option term. These numbers are calculated based on the requirements promulgated by the Securities and Exchange Commission and do not reflect the Company's estimate of future stock price growth.

Option Exercises and Holdings

   The following table sets forth, for each of the officers in the Summary Compensation Table, certain information concerning stock options exercised during fiscal 1999, and the number of shares subject to both exercisable and unexercisable stock options as of December 31, 1999. Also reported are values for "in-the-money" options that represent the positive spread between the respective exercise prices of outstanding stock options and the fair market value of the Company's Common Stock as of December 31, 1999.

                                                   Number of Securities    Value of Unexercised in-
                                                  Underlying Unexercised     the-Money Options at
                           Shares                 Options at 12/31/99(#)        12/31/99 (1)($)
                          Acquired      Value    ------------------------- -------------------------
          Name           on Exercise Realized($) Exercisable Unexercisable Exercisable Unexercisable
          ----           ----------- ----------- ----------- ------------- ----------- -------------
Henry R. Nothhaft.......   146,376   $2,508,311        --       870,070           --    $6,835,642
Michael F. Anthofer.....    74,514    1,704,033     27,781      224,029    $  770,141    3,550,380
William C. Etheredge....    39,723      785,292     35,427      131,250       876,662    2,193,359
Leslie R. Hamilton......       --           --         --       220,000           --     1,221,240
John K. Peters..........   100,332    3,790,004    171,976      343,890     4,447,078    5,561,288

--------

(1) Calculated by determining the difference between the fair market value of the securities underlying the option at December 31, 1999 ($30.8125 per share) and the exercise price of the Named Officer's option.

Executive Continuity Agreements

   The Company has entered into Executive Continuity Agreements (the "Agreements") with the following executive officers: Henry R. Nothhaft, John
K. Peters, Michael F. Anthofer, Mark W. Fisher, William C. Etheredge and Leslie R. Hamilton. The Agreements have initial two-year terms, and thereafter are renewed on a monthly basis at the discretion of the Company. The Agreements provide that in the event of the executive's involuntary termination without cause, the executive is entitled to 12 months of severance pay, reimbursement for medical expenses for 12 months, and 12 months of continued option vesting. The Agreements also provide that in the event the executive is actually or constructively terminated without cause within 18 months of a change of control, the executive shall instead be entitled to 24 months of severance pay, reimbursement for medical expenses for 24 months, and 24 months continued option vesting. The executive's right to receive these benefits is conditioned upon the executive's non-competition with the Company for 12 months following termination. In addition, the executive is obligated not to solicit the Company's employees, customers, or service providers for one year after termination of employment.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                      BENEFICIAL SHARE OWNERSHIP BY

                  PRINCIPAL STOCKHOLDERS AND MANAGEMENT

   The following table sets forth the beneficial ownership of Common Stock of the Company as of March 31, 2000 for the following: (i) each person or entity who is known by the Company to own beneficially more than 5% of the outstanding shares of the Company's Common Stock; (ii) each of the Company's directors; (iii) the Company's Chief Executive Officer and each of the officers named in the Summary Compensation Table and (iv) all directors and executive officers of the Company as a group.

                                                         Shares Beneficially
                                                              Owned (1)
                                                       -----------------------
                 Names and Addresses                    Number   Percentage(%)
                 -------------------                   --------- -------------
Williams Communications, Inc.(2)...................... 5,414,498     10.3%
 One Williams Center
 Tulsa, OK 74172
Southwestern Bell Internet Services, Inc.(3).......... 3,626,716      6.8
 175 E. Houston
 San Antonio, TX 78205
SOFTE S.A............................................. 3,211,932      6.2
 B.P. 872
 L - 2018 Luxembourg
American Express Trust Company........................ 2,608,000      5.0
 180 East Fifth Street
 St. Paul, MN 55101
Henry R. Nothhaft(4)..................................   657,386      1.3
Michael F. Anthofer(5)................................   200,134        *
Lawrence Blackall.....................................   264,934        *
William C. Etheredge(6)...............................   120,103        *
Mark W. Fisher(7).....................................   108,838        *
Randy Katz(8).........................................    10,000        *
Vinod Khosla(9).......................................   186,395        *
Franco Regis(10)...................................... 3,211,932      6.2
Peter C. Waal(11).....................................    10,000        *
All current executive officers and directors as a
 group (13 persons)(12)............................... 5,023,900      9.6

--------

  *Less than 1%.

 (1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, based on factors including voting and investment power with respect to shares, subject to the applicable community property laws. Percentage of beneficial ownership is based on 51,717,359 shares of Common Stock outstanding as of March 31, 2000. Shares of Common Stock subject to options or warrants currently exercisable, or exercisable within 60 days after March 31, 2000, are deemed outstanding for the purpose of computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage ownership of any other person.

 (2) Includes warrants to purchase 710,036 shares of Common Stock.

 (3) Includes warrants to purchase 1,813,358 shares of Common Stock.

 (4) Includes 233,886 shares of Common Stock issuable upon exercise of outstanding stock options.

 (5) Includes 80,696 shares of Common Stock issuable upon exercise of outstanding stock options.

 (6) Includes 56,249 shares of Common Stock issuable upon exercise of outstanding stock options.

 (7) Includes 28,750 shares of Common Stock issuable upon exercise of outstanding stock options.

 (8) Includes 10,000 shares of Common Stock issuable upon exercise of outstanding stock options.

 (9) Represents shares beneficially owned by the KPCB Entities and warrants to purchase 166,666 shares of Common Stock. Mr. Khosla is an affiliate of such entities. Mr. Khosla disclaims beneficial ownership of such shares, except to the extent of his pecuniary interest therein.

(10) Includes 3,211,932 shares held by Softe, S.A. Mr. Regis is the Area Manager, Europe of Telecom Italia, S.p.A., the parent of SOFT S.A. Mr. Regis disclaims beneficial ownership of such shares.



(11) Includes 10,000 shares of Common Stock issuable upon exercise of outstanding stock options.

(12) Includes shares of Common Stock issuable upon exercise of outstanding options and warrants, and shares beneficially owned by entities associated with Messrs. Regis and Khosla, as to which they disclaim beneficial ownership. See Notes (9) and (10).

            COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

   Section 16(a) of the Exchange Act ("Section 16(a)") requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission (the "SEC") and the National Association of Securities Dealers, Inc. Such officers, directors and ten-percent stockholders are also required by SEC rules to furnish the Company with copies of all such forms that they file.

   Based solely on its review of the copies of such forms received by the Company, or written representations from certain reporting persons that no Forms 5 were required for such persons, the Company believes that during fiscal 1999 all Section 16(a) filing requirements applicable to its officers, directors and ten-percent stockholders were complied with.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

   The Company's Compensation Committee currently consists of Messrs. Khosla and Waal. No interlocking relationship exists between any member of the Company's Board of Directors or Compensation Committee and any member of the Board of Directors or compensation committee of any other Company, nor has any such interlocking relationship existed in the past. No member of the Compensation Committee is or was formerly an officer or an employee of the Company or its subsidiaries.

   There has not been any fees for compensation and reimbursement of expenses for attendance at Board of Director meetings of the Company.

   The Company has entered into indemnification agreements with each member of its board of directors and certain of its officers. Such agreements provide for the indemnification of such person to the fullest extent authorized, permitted, or allowed by law.

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

 10.54+ Sublease agreement, dated September 1999 between the Registrant and Raytheon Company.

 10.55+  Lease agreement, dated May 26, 1999 between the Registrant and Haseko
          Management, Inc.

 10.56+  Sublease agreement, dated December 22, 1999 between the Registrant and
          Williams Communications, Inc.

 10.57+  Lease agreement, dated December 15, 1999 between the Registrant and
          SSP Associates, Inc.

 21.1+   List of Subsidiaries.

 23.1    Consent of Ernst & Young LLP, Independent Auditors.

 24.1+   Power of Attorney.

 27.1*+  Financial Data Schedule.

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

                                          CONCENTRIC NETWORK CORPORATION
Date: April 26, 2000

                                                 /s/ Henry R. Nothhaft
                                          By: _________________________________
                                                     Henry R. Nothhaft
                                               President and Chief Executive
                                                           Officer

                               POWER OF ATTORNEY

   Pursuant to the requirements of the Securities Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

             Signature                           Title                  Date
             ---------                           -----                  ----

     /s/ Henry R. Nothhaft           President and Chief           April 26, 2000
____________________________________  Executive Officer
         Henry R. Nothhaft            (Principal Executive
                                      Officer), Director,
                                      Chairman of the Board

                 *                   Chief Financial Officer       April 26, 2000
____________________________________  (Principal Financial and
        Michael F. Anthofer           Accounting Officer)

                 *                   Director                      April 26, 2000
____________________________________
            Vinod Khosla

____________________________________ Director
            Franco Regis

____________________________________ Director
             Randy Katz

                 *                   Director                      April 26, 2000
____________________________________
           Peter C. Waal

     /s/ Henry R. Nothhaft             April 26, 2000


*By: __________________________
       Henry R. Nothhaft

     Attorney-in-fact