Form 10-Q
period 2000-03-31
CONCENTRIC NETWORK CORP
filed 2000-05-15
CIK 1007304

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ---------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended March 31, 2000

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to ________

                       Commission File Number: 000-22575

                             --------------------

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

                             --------------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
requirements for the past 90 days.   Yes [X] No [_]

  The number of issued and outstanding shares of the Registrant's Common Stock, $0.001 par value, as of March 31, 2000, was 51,717,359.

================================================================================

                         CONCENTRIC NETWORK CORPORATION

PART I--FINANCIAL INFORMATION
                                                                                                                             Page
                                                                                                                             ----
Item 1.       Financial Statements:

              Condensed Consolidated Balance Sheets at March 31, 2000 and December 31, 1999...........................         3

              Condensed Consolidated Statements of Operations for the three month periods ended
              March 31, 2000 and 1999.................................................................................         4

              Condensed Consolidated Statements of Cash Flows for the three month periods ended
              March 31, 2000 and 1999.................................................................................         5

              Notes to Unaudited Condensed Consolidated Financial Statements..........................................       6-7

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations...................      8-25

PART II--OTHER INFORMATION

Item 1.       Legal Proceedings.......................................................................................        26

Item 2.       Changes in Securities and Use of Proceeds...............................................................        26

Item 3.       Defaults Upon Senior Securities.........................................................................        26

Item 4.       Submission of Matters to a Vote of Security Holders.....................................................        26

Item 5.       Other Information.......................................................................................        26

Item 6.       Exhibits and Reports on Form 8-K........................................................................        26

              Signatures..............................................................................................        27

                         PART I--FINANCIAL INFORMATION

Item 1.   Financial Statements

                         CONCENTRIC NETWORK CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                                                  March 31,          December 31,
                                                                                                    2000                1999
                                                                                                    ----                ----
                                                                                                (Unaudited)
                                          ASSETS
  Current assets:
  Cash and cash equivalents............................................................           $ 103,008           $  25,891
  Short term investments...............................................................              58,566              80,095
  Current portion of restricted cash...................................................              19,373             144,060
  Accounts receivable, net.............................................................              34,458              29,114
  Note receivable......................................................................                  --              16,000
  Other current assets.................................................................              22,878              10,049
                                                                                                  ---------           ---------
     Total current assets..............................................................             238,283             305,209
  Property and equipment, net..........................................................             124,039              82,894
  Goodwill and other intangible assets.................................................             303,244              70,627
  Long term investments................................................................              22,795              27,101
  Other assets.........................................................................              11,000              11,963
                                                                                                  ---------           ---------
     Total assets......................................................................           $ 699,361           $ 497,794
                                                                                                  =========           =========
                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.....................................................................           $  52,586           $  35,750
  Accrued compensation and other employee benefits.....................................               4,090               3,866
  Other current liabilities............................................................              22,320               5,655
  Current portion of capital lease obligations.........................................               7,552               6,438
  Deferred revenue.....................................................................              12,402               7,885
                                                                                                  ---------           ---------
     Total current liabilities.........................................................              98,950              59,594
Capital lease obligations, net of current portion......................................              13,626               6,774
Notes payable..........................................................................             146,719             146,642
Other long term liabilities............................................................              15,841               1,770
Commitments
Redeemable exchangeable preferred stock................................................             185,873             179,521
Convertible redeemable preferred stock.................................................              42,992              41,339
Stockholders' equity:
  Common stock.........................................................................             543,720             420,515
  Accumulated deficit..................................................................            (348,317)           (357,837)
  Deferred compensation................................................................                (430)               (524)
  Cumulative translation adjustment....................................................                 387                  --
                                                                                                  ---------           ---------
Total stockholders' equity.............................................................             195,360              62,154
                                                                                                  ---------           ---------
Total liabilities and stockholders' equity.............................................           $ 699,361           $ 497,794
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

                         CONCENTRIC NETWORK CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   Unaudited
                    (In thousands, except per share amounts)

                                                                                             Three Months Ended
                                                                                                 March 31,
                                                                                                 ---------
                                                                                              2000       1999
                                                                                              ----       ----
Revenue.................................................................................   $ 56,956     $ 30,066
Costs and expenses:
  Cost of revenue.......................................................................     51,294       28,263
  Development...........................................................................      3,449        2,645
  Marketing and sales...................................................................     21,793       11,173
  General and administrative............................................................      7,170        3,321
  Amortization of goodwill and other intangible assets..................................     14,294        1,391
                                                                                           --------     --------
Total costs and expenses................................................................     98,000       46,793
                                                                                           --------     --------
Loss from operations....................................................................    (41,044)     (16,727)
Other income............................................................................     61,772           17
Net interest expense....................................................................     (3,202)      (3,237)
                                                                                           --------     --------
Net income (loss).......................................................................     17,526      (19,947)
Preferred stock dividends and accretion.................................................     (8,006)      (5,553)
                                                                                           --------     --------
Net income (loss) attributable to common stockholders...................................   $  9,520     $(25,500)
                                                                                           ========     ========
Net income (loss) per share:
  Net income (loss).....................................................................   $   0.35     $  (0.59)
  Preferred stock dividends and accretion...............................................      (0.16)       (0.16)
                                                                                           --------     --------
  Net income (loss) attributable to common stockholders.................................   $   0.19     $  (0.75)
Shares used in computing net income (loss) per share attributable to common                ========     ========
stockholders............................................................................     49,600       34,182
                                                                                           --------     --------




                            See accompanying notes.

                         CONCENTRIC NETWORK CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   Unaudited
                                 (In thousands)

                                                                                                              Three Months Ended
                                                                                                                    March 31,
                                                                                                                    ---------

                                                                                                                  2000      1999
                                                                                                                  ----      ----
Operating Activities
Net income (loss)............................................................................................   $ 9,520    $(25,500)

Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation..............................................................................................    12,542       6,266
   Amortization of deferred interest, cost of revenue and marketing and sales related to issuance of
       warrants..............................................................................................       271         424
   Amortization of goodwill and other intangible assets......................................................    14,294       1,391
   Amortization of financing costs...........................................................................       247         134
   Amortization of other deferred assets.....................................................................       497         488
   Amortization of deferred compensation.....................................................................        94          93
   Preferred stock dividends and accretion...................................................................     8,006       5,553

Changes in current assets and liabilities:
   Accounts receivable.......................................................................................      (526)      1,345
   Other current assets......................................................................................        77        (335)
   Prepaid expenses..........................................................................................      (502)     (1,055)
   Accounts payable..........................................................................................    (3,464)     (2,392)
   Accrued compensation and other employee benefits..........................................................       224         184
   Deferred revenue..........................................................................................       160         337
   Other current liabilities.................................................................................    (3,678)      5,454
                                                                                                                ---------  --------
Net cash provided by (used in) operating activities..........................................................    37,761      (7,613)


Investing Activities
Net change in restricted cash................................................................................   124,967          --
Additions of property and equipment..........................................................................    (8,175)    (10,832)
Net change in notes receivable...............................................................................    16,000          --
Net change in short term investments.........................................................................    21,529       3,954
Net change in long term investments..........................................................................     4,306     (10,205)
Cash investment in Internet Technology Group, net of cash acquired...........................................  (134,263)         --
                                                                                                               ---------   --------
Net cash provided by (used in) investing activities..........................................................    24,364     (17,083)


Financing Activities
Net change in restricted cash................................................................................      (280)       (497)
Net change in notes payable..................................................................................     2,978          --
Repayment of lease obligations...............................................................................    (2,582)     (1,550)
Proceeds from issuances of stock and warrants................................................................    14,490     153,416
Foreign currency translation.................................................................................       386          --
                                                                                                              ---------    --------
Net cash provided by financing activities....................................................................    14,992     151,369
                                                                                                              ---------    --------
Net change in cash and cash equivalents......................................................................    77,117     126,673
Cash and cash equivalents at beginning of period.............................................................    25,891      98,988
                                                                                                              ---------    --------
Cash and cash equivalents at end of period...................................................................  $103,008    $225,661
                                                                                                              =========    ========

Supplemental Disclosures of Noncash Investing and Financing Activities:
Capital lease obligations incurred...........................................................................   $    --    $    587

Supplemental Disclosures of Cash Flow Information
Interest paid................................................................................................   $ 1,252    $    365

                         CONCENTRIC NETWORK CORPORATION

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

     These unaudited condensed consolidated financial statements and the related footnote information have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company's management, the accompanying unaudited interim condensed financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. The results for the interim period ended March 31, 2000 are not necessarily indicative of results to be expected for the entire year ending December 31, 2000 or future operating periods.

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


4.   Stockholders' Equity

     In January 2000, Williams Communications Group, Inc. ("Williams"), a stockholder of the Company, elected to receive payment for services and equipment in the form of common stock as part of an agreement dated August 1997. The Company issued 70,746 shares valued at $2.0 million to Williams.


5.    Equity Investments

      In February 2000 the Company sold its $10.0 million investment in Covad Communications, Inc. ("Covad") for approximately $70.8 million, and recognized a gain of approximately $60.8 million. In March 2000 the Company purchased approximately $5.0 million of Series C Preferred Stock from Asia Online, Ltd. ("Asia Online").


6.    Acquisitions

      In January 2000, the Company acquired Internet Technology Group, Plc ("ITG"). The transaction was accounted for using the purchase method of accounting. The total purchase price of approximately $309.0 million consisted of 4,835,773 shares of Concentric common stock valued at approximately $108.7 million, a $109.9 million cash payment upon closing and the assumption of approximately $90.4 million of ITG's liabilities (including acquisition costs).

      A summary of the purchase price allocation is as follows (in thousands):

  Current and other assets.....................................................     $ 18,922
  Property, plant and equipment................................................       45,512
  Goodwill.....................................................................      212,027
  Other intangible assets......................................................       32,561
                                                                                    --------
     Total purchase price allocation...........................................     $309,022
                                                                                    ========

      Goodwill is being amortized over five years. Other intangible assets include tradenames, assembled workforce and customer lists and are being amortized over two years.

7.    Income Taxes

      The Company accounts for income taxes using the liability method in accordance with Financial Accounting Standards Board Statement No. 109, ''Accounting for Income Taxes'' (''FAS 109''). No provision for income taxes is expected for 2000 as the Company expects to incur a net loss for the year and does not meet the criteria for recognizing an income tax benefit under the provisions of FAS 109.

8.    Litigation

      Concentric has been named as a defendant in a lawsuit file in New Jersey state court on November 1, 1999. The complaint seeks statutory damages, treble damages, and injunctive relief under the Telephone Consumer Protection Act of 1991 and alleges that, in or about March and June 1999, 9Net Avenue, Inc. ("9Net Avenue") transmitted unsolicited facsmilies advertising its services. The suit has been brought as a purported class action on behalf of all recipients of the allegedly unsolicited faxes. Concentric purchased the assets of 9Net Avenue in October 1999 and plantiff contends that Concentric has succeeded to any liability 9Net Avenue incurred in connection with the alleged faxes. Concentric intends to vigorously defend the claims against it; however, there can be no guarantee that it will be successful or that this litigation will not have a material adverse impact on its operations. In addition, Concentric has received a subpoena from the New Jersey Attorney General seeking information concerning the alleged transmission of unsolicited facsimile advertising by 9Net Avenue and additional marketing materials distributed by 9Net Avenue.

9.    Subsequent Event

      In January 2000, Concentric agreed to be acquired by NEXTLINK. In this transaction, both NEXTLINK and Concentric will merge into a newly-formed company, to be renamed NEXTLINK Communications, Inc., which will assume all of Concentric's and NEXTLINK's outstanding debt obligations. In the transaction, each outstanding share of NEXTLINK's Class A common stock and Class B common stock would be converted into one share of Class A common stock or Class B common stock, as applicable, of the corporation surviving the merger, which stock will be substantially identical to NEXTLINK's Class A and Class B common stock. Each share of outstanding Concentric common stock will be converted into $45.00 of surviving corporation Class A common stock, subject to a collar which adjusts based upon the average NEXTLINK stock price for the 20 day trading period ending on the third day prior to the closing of the merger. Pursuant to the collar, between 0.650 (if the average NEXTLINK stock price prior to the merger is $69.23 or less) and 0.495 (if the average NEXTLINK stock price prior to the merger is $90.91 or greater) shares of surviving corporation Class A common stock will be issued for each share of Concentric common stock converted in the merger. The transaction is subject to approval of Concentric stockholders and other customary closing conditions, and is expected to close in the second quarter of 2000.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  This section and other parts of this Report contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the subsection entitled ''Risks Related to Concentric's Business''. The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Financial Statements and the Notes thereto included elsewhere in this Report.


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

  In January 2000, Concentric agreed to be acquired by NEXTLINK. In this transaction, both NEXTLINK and Concentric will merge into a newly-formed company, to be renamed NEXTLINK Communications, Inc., which will assume all of Concentric's and NEXTLINK's outstanding debt obligations. In the transaction, each outstanding share of NEXTLINK's Class A common stock and Class B common stock would be converted into one share of Class A common stock or Class B common stock, as applicable, of the corporation surviving the merger, which stock will be substantially identical to NEXTLINK's Class A and Class B common stock. Each share of outstanding Concentric common stock will be converted into $45.00 of surviving corporation Class A common stock, subject to a collar which adjusts based upon the average NEXTLINK stock price for the 20 day trading period ending on the third day prior to the closing of the merger. Pursuant to the collar, between 0.650 (if the average NEXTLINK stock price prior to the merger is $69.23 or less) and 0.495 (if the average NEXTLINK stock price prior to the merger is $90.91 or greater) shares of surviving corporation Class A common stock will be issued for each share of Concentric common stock converted in the merger. The transaction is subject to approval of Concentric stockholders and other customary closing conditions, and is expected to close in the second quarter of 2000.

  In connection with the anticipated merger, on March 24, 2000, Concentric and NEXTLINK successfully completed a consent solicitation of holders of Concentric's 12 3/4% Senior Notes due 2007 and 13 1/2% Series B Redeemable Exchangeable Preferred Stock due 2010. In the consent solicitation, holders of a majority of the outstanding principal amount of the notes and a majority of the outstanding shares of the preferred stock consented to amend certain covenants in the indenture governing the notes and the certificate of indenture governing the notes and the certificate of designations governing the preferred stock to conform to corresponding covenants in the indenture governing NEXTLINK's 10 1/2% Senior Notes. The amendments will become effective upon consummation of the merger.

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

  In October 1999, the Company acquired 9Net Avenue, a provider of domain parking, Web hosting, e-commerce, dedicated hosting and co-location services. This acquisition was accounted for using the purchase method of accounting. The Company's historical financial statements do not include results of operations, financial position or cash flows of 9Net Avenue prior to its acquisition in October 1999. As a result of the acquisition, the Company has recorded an aggregate of $58.0 million of goodwill and other intangible assets, which is being amortized on a straight-line basis over their useful lives ranging from three to five years.

  In January 2000, the Company acquired Internet Technology Group, Plc, a provider of Internet access and hosting services in the UK and Europe. This acquisition was accounted for using the purchase method of accounting. Accordingly, the Company's historical financial statements do not include results of operations, financial position or cash flows of Internet Technology Group prior to its acquisition in January 2000. In addition, as a result of the acquisition, the Company recorded an aggregate of $244.6 million of goodwill and other intangible assets, which is being amortized on a straight-line basis over their estimated useful lives ranging from two to five years.

  Additionally, in 1998 the Company acquired two other businesses, InterNex and AnaServe, which were accounted for using the purchase method of accounting. As a result, the Company has recorded an aggregate of $12.6 million and $12.0 million, respectively, of goodwill and other intangible assets, which is being amortized on a straight-line basis over their useful lives ranging from one to five years. The Company may acquire other complementary products, technology and businesses. If the Company were to incur additional charges for acquired in-process technology, amortization of goodwill and acquisition costs with respect to any future acquisitions, the Company's business, operating results and financial condition could be materially and adversely affected. See "Risks Related to Concentric's Business--Concentric's Acquisition Strategy Poses Several Risks" and "--Liquidity and Capital Resources."

  The Company has incurred net losses and experienced negative cash flow from operations since inception and expects to continue to operate at a net loss and experience negative cash flow at least through the remainder of 2000. The Company's ability to achieve profitability and positive cash flow from operations is dependent upon the Company's ability to substantially grow its revenue base and achieve other operating efficiencies. The Company experienced net losses attributable to common stockholders of approximately $55.6 million, $94.1 million and $111.8 million for the years ended December 31, 1997, 1998, and 1999, respectively. The Company realized a net profit of $9.5 million for the three months ended March 31, 2000, attributable solely to gains on the sale of investments. We cannot assure you that the Company will be able to achieve or sustain revenue growth, profitability or positive cash flow on either a quarterly or an annual basis. At December 31, 1999, the Company had approximately $125.0 million of net deferred tax assets comprised primarily of net operating loss carry-forwards. The Company believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a full valuation allowance has been recorded. These factors include the Company's history of net losses since its inception and the fact that the market in which the Company competes is intensely competitive and characterized by rapidly changing technology. The Company believes that, based on the current available evidence, it is more likely than not that the Company will not generate taxable income through 2000, and possibly beyond, and accordingly will not realize the Company's deferred tax assets through 2000, and possibly beyond. The Company will continue to assess the realizability of the deferred tax assets based on actual and forecasted operating results. In addition, the utilization of net operating losses may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization. See "Risks Related to Concentric's Business--Concentric Has Incurred Net Losses and Experienced Negative Cash Flow From Operations Since Inception and Expects to Have Continuing Operating Losses."

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



Results of Operations

  Revenue.   Revenue totaled approximately $57.0 million for the three month period ended March 31, 2000, a $26.9 million increase over revenue of approximately $30.1 million for the three month period ended March 31, 1999. This increase reflects growth in revenue from:

     . the Company's broadened product offerings to its enterprise customers; . the Company's marketing arrangements with its strategic partners; and . revenues from acquired operations.

  The Company expects revenue growth from Internet access customers to decline over time as it de-emphasizes this sector of the business. Revenue from WebTV decreased to 17.7% of the Company's net revenue for the three month period ended March 31, 2000 compared to 30.1% for the three month period ended March 31, 1999. The Company expects revenue from WebTV to decrease as a percentage of revenue. The foregoing expectation is a forward looking statement that involves risks and uncertainties and the actual results could vary materially as a result of a number of factors including those set forth under the caption ''Risks Related to Concentric's Business--The Loss of Any of Concentric's Major Customers Could Severely Impact Its Business.''

  Cost of Revenue.   Cost of revenue consists primarily of personnel costs to
maintain and operate the Company's network, access charges from local exchange carriers, backbone and Internet access costs, depreciation of network equipment and amortization of related assets. Cost of revenue for the three month period ended March 31, 2000 was approximately $51.3 million, an increase of $23.0 million from cost of revenue of $28.3 million for the three month period ended March 31, 1999. This increase is attributable to the overall growth in the size of the network and costs associated with acquired operations. As a percentage of revenue, such costs declined to 90.1% of revenue in the three month period ended March 31, 2000, down from 94.0% of revenue in the year earlier period, due to increased network utilization associated with the Company's revenue growth and lower per port costs of the Company's network architecture. The Company expects its cost of revenue to continue to increase in dollar amount, while declining as a percentage of revenue as the Company expands its customer base. The foregoing expectation is a forward looking statement that involves risks and uncertainties and the actual results could vary materially as a result of a number of factors, including those set forth under the captions ''Risks Related to Concentric's Business--Concentric Has Incurred Net Losses and Experienced Negative Cash Flow From Operations Since Inception and Expects to Have Continuing Operating Losses, --Concentric's Growth and Expansion May Strain Its Resources and --Concentric Depends Upon New and Uncertain Markets."

  Development Expense. Development expense consists primarily of personnel and equipment related expenses associated with the development of products and services of the Company. Development expense was approximately $3.4 million and $2.6 million for the three month periods ended March 31, 2000 and 1999, respectively. This higher level of development expense reflects an overall increase in personnel to develop new product offerings, to manage the overall growth in the network and from acquired operations. Development expense as a percentage of revenue declined to 6.1% for the three month period ended March 31, 2000 from 8.8% for the three month period ended March 31, 1999 as a result of the Company's increased revenue. The Company expects its development spending to continue to increase in dollar amount, but to decline as a percentage of revenue. The foregoing expectation is a forward looking statement that involves risks and uncertainties and the actual results could vary materially as a result of a number of factors, including those set forth below under the captions "Risks Related to Concentric's Business--Concentric Has Incurred Net Losses and Experienced Negative Cash Flow From Operations Since Inception and Expects to Have Continuing Operating Losses--Concentric's Growth and Expansion May Strain Its Resources and--Concentric Depends Upon Its Introduction of New and Enhanced Services."

  Marketing and Sales Expense.   Marketing and sales expense consists primarily
of personnel expenses, including salary and commissions, costs of marketing programs and the cost of 800 number circuits utilized by the Company for customer support functions. Marketing and sales expense was approximately $21.8 million for the three month period ended March 31, 2000 and $11.2 million for the three month period ended March 31, 1999. The $10.6 million increase in 2000 reflects an expansion of the customer support, marketing and sales organizations necessary to support the Company's expanded customer base. This increase also reflects a growth in subscriber acquisition costs, related to both increased direct marketing efforts as well as commissions paid to distribution partners. Marketing and sales expense as a percentage of revenue increased to 38.3% for the three month period ended March 31, 2000 from 37.2% in the year earlier period. The Company expects marketing and sales expenditures to continue to increase in dollar amount, but to decline as a percentage of revenue. The foregoing expectation is a forward looking statement that involves risks and uncertainties and the actual results could vary materially as a result of a number of factors including those set forth under the captions ''Risks Related to Concentric's Business--Concentric's Growth and Expansion May Strain Its Resources and --Concentric Depends Upon New and Uncertain Markets."

  General and Administrative Expense.   General and administrative expense
consists primarily of personnel expense and professional fees. General and administrative expense was approximately $7.2 million for the three month period ended March 31, 2000 and $3.3 million for the three month period ended March 31, 1999. This higher level of expense reflects an increase in personnel and professional fees necessary to manage the financial, legal and administrative aspects of the business, including acquired operations. General and administrative expense as a percentage of revenue increased to 12.6% for the three month period ended March 31, 2000 from 11.0% in the year earlier period. The Company expects general and administrative expense to increase in dollar amount, reflecting its growth in operations, but to decline as a percentage of revenue. The foregoing expectation is a forward looking statement that involves risks and uncertainties and the actual results could vary materially as a result of a number of factors including those set forth under the captions ''Risks Related to Concentric's Business-- Concentric's Growth and Expansion May Strain Its Resources and --Concentric Depends Upon New and Uncertain Markets."

  Amortization of Goodwill and Other Intangible Assets.   For the three month
periods ended March 31, 2000 and March 31, 1999, respectively, the Company recorded amortization of goodwill and other intangible assets of $14.3 million and $1.4 million. The increase is primarily the result of the acquisitions of ITG in January 2000 and 9 Net Avenue in October 1999.

  Other Income. Other income for the three month period ended March 31, 2000 was $61.8 million. This is primarily the result of the gain on the sale of an investment in Covad.

   Net Interest Expense. Net interest expense was approximately $3.2 million for each of the respective three month periods ended March 31, 2000 and 1999.


  Preferred Stock Dividends and Accretions. For the three month periods ended March 31, 2000 and 1999, the Company recorded dividend and stock accretion of $8.0 million and $5.6 million, respectively, related to the Series B 13 1/2% Redeemable Exchangeable Preferred Stock due 2010 ("Series B Preferred") and the Series C 7% Convertible Redeemable Preferred Stock due 2010 ("Series C Preferred").

  Net Income (Loss) Attributable to Common Stockholders.   The Company's net
income attributable to common stockholders was approximately $9.5 million for the three month period ended March 31, 2000 as compared to approximately $25.5 million net loss for the three month period ended March 31, 1999. For comparative purposes, the net income attributable to common stockholders for the three month period ended March 31, 2000 included a gain on the sale of investments of $62.4 million.


Liquidity and Capital Resources

  To date, the Company has satisfied its cash requirements primarily through the sale of capital stock, debt financings and capitalized lease financings. The Company's principal uses of cash are to fund working capital requirements and capital expenditures, to service its capital lease and debt financing obligations, to finance and fund acquisitions, to provide for the early retirement of debt and to finance equity investments in strategic partners. Net cash provided by operating activities for the three month period ended March 31, 2000 was approximately $37.8 million which included gains on the sale of investments of $62.4 million, which offset cash used in all other operating activities of $24.4 million. Net cash used in operating activities for the three month period ended March 31, 1999 was approximately $7.6 million, which was primarily affected by the net loss, caused by increased costs related to the expansion of the Company's network and organizational infrastructure.

  Net cash provided by investing activities for the three month period ended March 31, 2000 was primarily the result of the release of restricted funds of $125.0 million and repayment of $16.0 million of notes receivable related to the ITG acquisition which were then offset by the cash investment in ITG of $134.3 million. Long term investments changed by the sale of an equity investment in Covad of $10.0 million and the purchase of an equity investment in Asia Online of $5.0 million. Net cash used in investing activities for the three month period ended March 31, 1999 was $17.1 million and consisted primarily of an equity investment of $10.0 million in Covad and $10.8 million used for purchases of capital equipment.

  For the three month periods ended March 31, 2000 and 1999, net cash of approximately $15.0 million and $151.4 million, respectively, was provided from financing activities, primarily the proceeds from the sale of stock to stockholders exercising options and warrants.

  For the three month periods ended March 31, 2000 and 1999, net cash increased $77.1 million and $126.7 million, respectively.

  At March 31, 2000, the Company had cash and cash equivalents of approximately $103.0 million, short term investments of $58.6 million, restricted cash of $19.4 million and working capital of $139.3 million. The Company expects to incur additional operating losses and will rely primarily on its available cash resources and the net proceeds from the sale of certain equity investments to meet its anticipated cash needs for working capital and for the acquisition of capital equipment through at least the end of 2000. However, the Company may require additional financing within this time frame. The Company's forecast of the period of time through which its financial resources will be adequate to support its operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially as a result of a number of factors, including those set forth under the caption ''Risks Related to Concentric's Business--Concentric May Need Additional Capital in the Future and Such Additional Financing May Not Be Available.'' The Company may be required to raise additional funds through public or private financing, strategic relationships or other arrangements. We cannot assure you that such additional funding, if needed, will be available on terms attractive to the Company, or at all.

 Equity Price Risk

  Concentric owns 277,840 shares of Class B Common Stock of NorthPoint purchased in April 1999 at $18.00 per share, 1,370,834 shares of Series A Convertible Preferred Stock of Register.com purchased in July 1999 at the split-adjusted price of $3.43 per share, 629,660 shares of Series B Preferred Stock of Asia Online purchased in August 1999 at $3.176 per share, 769,231 shares of Series C Preferred Stock of Corio purchased in October 1999 at $6.50 per share and 570,082 shares of Series C Preferred Stock of Asia Online purchased in March 2000 at $8.77 per share. Concentric values these investments using the lower of cost or market method, and thus continues to value them at their respective costs of $5.0 million, $4.7 million, $2.0 million, $5.0 million and $5.0 million, respectively. If the price per share of these stocks were to decline below the cost per share and such decline was considered to be other than temporary, Concentric would be required to write-down the value of these investments. Concentric is generally restricted from selling these shares for at least one year from the date of purchase. Concentric has not hedged against equity price changes.

New Accounting Pronouncements

  In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB
101). SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements of all public registrants. The Company has determined that the implementation of SAB 101 has no material impact on its existing revenue recognition policies or its previously reported results of operations.

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

 Concentric Has Incurred Net Losses and Experienced Negative Cash Flow From Operations Since Inception and Expects to Have Continuing Operating Losses

  Concentric expects to continue to operate at a net loss and experience negative cash flow at least through 2000. Its ability to achieve profitability and positive cash flow from operations is dependent upon its ability to substantially grow its revenue base and achieve other operating efficiencies. Concentric experienced net losses attributable to common stockholders of approximately $55.6 million, $94.1 million and $111.8 million for the years ended December 31, 1997, 1998, and 1999, respectively. The Company realized a net profit of $9.5 million for the three months ended March 31, 2000, attributable solely to gains on the sale of investments. On March 31, 2000, Concentric had an accumulated deficit of approximately $348.3 million. Concentric cannot assure you that it will be able to achieve or sustain revenue growth, profitability or positive cash flow on either a quarterly or an annual basis. Concentric's estimates of the periods of time in which it expects to continue to operate at a net loss, experience negative cash flow and not generate taxable income are forward-looking statements that involve risks and uncertainties. Actual results could vary materially as a result of a number of factors, including those set forth in this section.

 Concentric's Operating Results Fluctuate and Could Decline

  Concentric's operating results have fluctuated in the past and may fluctuate significantly in the future. Concentric's operating results fluctuate due to a variety of factors, including the following:

  . timely deployment and expansion of its network and new network architectures;
  .  the incurrence of capital costs related to network expansion;
  . variability and length of the sales cycle associated with its product and service offerings;
  .  the introduction of new services by Concentric and its competitors;
  .  the pricing and mix of services offered by Concentric;
  .  Concentric's customer retention rate;
  . market acceptance of new and enhanced versions of Concentric's services; . changes in pricing policies by Concentric's competitors;
  . Concentric's ability to obtain sufficient supplies of sole- or limited-source equipment and services;
  .  user demand for network and Internet access services;

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

 The Loss of Any of Concentric's Major Customers Could Severely Impact Its Business

  Concentric currently derives a substantial portion of its total revenue from WebTV. Revenue from WebTV accounted for approximately 33.4% of its revenue for the year ended December 31, 1997, 26.8% of its revenue for the year ended December 31, 1998, 25.2% of its revenue for the year ended December 31, 1999 and 17.7% of its revenue for the three month period ended March 31, 2000. WebTV may terminate its current agreement at will after December 31, 2002. While Concentric expects revenue from WebTV to decrease as a percentage of revenue in future periods, Concentric believes that revenue derived from a limited number of customers may continue to represent a significant portion of its revenue. As a result, the loss of one or more of Concentric's major customers could have a material adverse effect on its business, financial condition and results of operations. In addition, Concentric cannot assure you that revenue from customers that have accounted for significant revenue in past periods, individually or as a group, will continue, or will reach or exceed historical levels in any future period.

 Concentric's Growth and Expansion May Strain Its Resources

  Concentric's business and service offerings have grown rapidly since its inception. The growth and expansion of Concentric's business and Concentric's service offerings have placed, and are expected to continue to place, a significant strain on Concentric's management, operational and financial resources. Concentric plans to continue to substantially expand its network in 2000 and future periods. To manage its growth, Concentric must, among other things:

  . continue to implement and improve its operational, financial and management information systems, including its billing, order management, provisioning, fixed assets and other financial management systems;
  .  hire, train and retain qualified personnel in a competitive labor market;
     and
  .  continue to expand and upgrade its network infrastructure.

   Concentric is currently in the process of replacing or updating its operational, financial and management information systems. The systems being replaced or updated include its billing, provisioning, order management and other financial management systems. Concentric began to replace its information systems in the fourth quarter of 1998 and these efforts continued throughout 1999 and will continue throughout 2000. Concentric consolidated two facilities in Southern California into one in 1999. Management of the transition of its information systems and of the personnel and operational equipment necessary to manage the new facility has placed additional strain on its resources. Concentric cannot assure you that these transitions will be completed successfully or on a timely basis. Concentric cannot assure you that it will be able to expand its network or add services at the rate or according to the schedule presently planned by it. Additionally, Concentric has recently acquired 9 Net Avenue in October 1999 and Internet Technology Group, Plc, in January 2000. The consolidation and integration of acquisitions will place additional strain on the resources, information systems and management of Concentric. Concentric cannot assure you that it will be able to effectively manage its growth in operations and personnel. Additionally, Concentric cannot assure you that it will be able to hire, train and retain sufficient numbers of qualified personnel to meet its requirements.

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

 Concentric's Future Success Depends Upon Third-Party Distribution and Engineering Relationships

  An important element of Concentric's strategy is to develop relationships with leading companies to enhance its distribution and engineering efforts. Concentric has a number of agreements, among which includes an agreement with Microsoft pursuant to which Concentric distributes and modifies its browsers. Concentric is one of the Internet Service Providers which Microsoft features on its Internet Referral Server program and through which Concentric obtains primarily consumer subscribers. Concentric also has technology supply arrangements in place for key components of its web hosting and e-commerce platform including those with Netopia and Intershop. If any of Concentric's key technology suppliers were to experience difficulties or shifts within their business or decided to take different strategic directions than what the current course of their business is, then Concentric may be adversely impacted.

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

  Termination of any of these agreements or Concentric's failure to renew any of the agreements on terms acceptable to Concentric could have a material adverse effect on Concentric's business, financial condition and results of operations. For example, Concentric currently is in the process of winding down its relationship with Teligent to deliver private-label services to Teligent's customers. Concentric expects the relationship to be terminated in 2000. If Concentric does not successfully replace the Teligent relationship, then Concentric may have difficulty attracting new small-and-medium sized enterprise customers which would have a material adverse impact on its results of operations.

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

  Concentric Has Incurred Substantial Indebtedness and May Not Be Able to Service Its Debt

  Concentric is and will continue to have a significant amount of outstanding indebtedness. Concentric has significant debt service requirements as a result of this indebtedness. At March 31, 2000, its total debt (including current portion) was $275.1 million, and stockholders' equity was $195.4 million. Interest on such indebtedness totaled approximately $5.9 million in the three months ended March 31, 2000. Concentric also issued 150,000 shares of preferred stock in June 1998 with dividends which accrue at the rate of 13 1/2% per year and 50,000 shares of preferred stock in June 1999 with dividends which accrue at the rate of 7% per year. On March 31, 2000, cumulative dividends and accretion on the preferred stock totaled approximately $46.7 million. Dividends and accretion will total approximately $33.4 million in 2000 and are expected to grow in each successive year. To date, Concentric has paid such dividends in shares of preferred stock, rather than in cash. Concentric must also redeem both issuances of the preferred stock in 2010. As a result of these and other features, the preferred stock is substantially equivalent to debt.

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

  Concentric's experience in developing versions of its products and marketing and distributing its products internationally is limited and its primary efforts in this area are through its recently completed acquisition of Internet Technology Group, Plc, an Internet network service provider in the UK and the Netherlands. Concentric's international strategy has not developed as rapidly as anticipated and may be further delayed if:

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

Item 5.   Other Information

  None

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits.

  27.1  Financial data schedule

  (b)   Reports on Form 8-K.

     The Company filed a Current Report on Form 8-K dated January 9, 2000 to report under Item 5 the Agreement and Plan of Merger and Share Exchange Agreement under which each share of Concentric stock shall be exchanged for a fractional share of common stock of NEXTLINK Communications, Inc.

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

Date: May 15, 2000


                                              CONCENTRIC NETWORK CORPORATION


                                              By:  /s/   Henry R. Nothhaft
                                              ---------------------------
                                                  Henry R. Nothhaft,
                                              President, Chief Executive
                                                 Officer and Director


                                              By:   /s/   Michael F. Anthofer
                                              -------------------------------
                                                 Michael F. Anthofer,
                                               Senior Vice President and
                                                Chief Financial Officer